Form 10-Q
period 1995-02-24
EARTH TECHNOLOGY CORP USA
filed 1995-04-10
CIK 819541

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 24, 1995

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from
                                   -----------------------------
                                to
                                   -----------------------------


                                Commission File
                                Number 33-16098

                                ----------------


                     THE EARTH TECHNOLOGY CORPORATION (USA)
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                              33-0244112
- - ----------------------------------------                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

100 West Broadway, Suite 5000
Long Beach, California                                         90802-5785
- - ----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's tel. number, including area code:        (310) 495-4449
                                               ------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                        ---    ---

Number of shares of common stock, $.10 par value, issued and outstanding as of April 7, 1995 is 8,692,128.

===============================================================================

                                     Index

                                                                            Page

Part I - Financial Information

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets -
                  February 24, 1995 (unaudited), and
                  August 26, 1994 (unaudited)..................................1

                  Consolidated Statements of Operations
                  Three Months Ended February 24, 1995
                  (unaudited), and February 25, 1994
                  (unaudited)..................................................3

                  Consolidated Statements of Operations
                  Six Months Ended February 24, 1995
                  (unaudited) and February 25, 1994
                  (unaudited...................................................4

                  Consolidated Statements of Cash Flow
                  Six Months Ended February 24, 1995
                  (unaudited), and February 25, 1994
                  (unaudited)..................................................5

                  Notes to Consolidated Financial Statements
                  (unaudited)..................................................6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations.......................................11


Part II - Other Information

         Item 1.  Legal Proceedings...........................................13

         Item 2.  Changes in Securities.......................................13

         Item 3.  Defaults Upon Senior Securities.............................13

         Item 4.  Submission of Matters to a Vote of
                           Security Holders...................................13

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14

         Signatures...........................................................15

         Exhibit 11.1 Statement RE:  Computation of Per Share
         Earnings, Three Months Ended February 24, 1995 (unaudited)

         Exhibit 11.2 Statement RE:  Computation of Per Share
         Earnings Six Months Ended February 24, 1995 (unaudited)

                     THE EARTH TECHNOLOGY CORPORATION (USA)
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (unaudited)-(Note 1)
                                 (in thousands)

CURRENT ASSETS                                          February 24,  August 26,
                                                            1995           1994
                                                          -------        -------
Cash and cash equivalents ........................        $ 2,981        $ 2,803
Contract receivables (Note 3),
  less allowance for doubtful accounts
  of $2,003 at February 24, 1995
  and $2,093 at August 26, 1994...................         49,832         55,661
Notes and other receivable .......................            789            883
Prepaid expenses .................................          1,834          3,090
Deferred income taxes ............................          4,082          2,300
Other current assets .............................          1,727          1,451
                                                          -------        -------
Total current assets .............................         61,245         66,188

PROPERTY AND EQUIPMENT
Land and Buildings ...............................          6,688          6,688
Field and laboratory equipment ...................          7,481          8,344
Office furniture and equipment ...................         15,956         14,609
Transportation equipment .........................          3,270          2,989
Equipment under capital leases ...................          3,895          4,323
Leasehold improvements ...........................          1,315          1,285
Construction in progress .........................            184            361
                                                          -------        -------
  Total ..........................................         38,789         38,599
Less accumulated depreciation and
  amortization....................................         21,329         20,007
                                                          -------        -------
Property and equipment, net ......................         17,460         18,592
Goodwill .........................................         12,114         12,549
Deferred income taxes ............................            587            587
Other assets .....................................          2,515          1,494
                                                          -------        -------
Total assets .....................................        $93,921        $99,410
                                                          =======        =======


See Notes to Consolidated Financial Statements.


                     THE EARTH TECHNOLOGY CORPORATION (USA)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (unaudited)-(Note 1)
                                 (In thousands)


                                                                                                 February 24,             August 26,
                                                                                                     1995                    1994
                                                                                                -----------             -----------

CURRENT LIABILITIES
  Accounts payable .................................................................            $    19,307             $    18,791
  Billings in excess of revenues ...................................................                  4,418                   3,681
  Accrued payroll and related liabilities ..........................................                  7,201                   8,513
  Other accrued liabilities ........................................................                  3,864                   4,516
  Current portion of long-term debt ................................................                  2,003                   5,050
                                                                                                -----------             -----------
    Total current liabilities ......................................................                 36,793                  40,551

Revolving Credit Agreement .........................................................                 13,349                  12,553
Long-term debt .....................................................................                  4,487                   5,383
Other long-term liabilities ........................................................                  4,057                   3,937
Subordinated debt ..................................................................                 10,000                  10,000
                                                                                                -----------             -----------
Total long-term liabilities ........................................................                 31,893                  31,873
                                                                                                -----------             -----------
TOTAL LIABILITIES ..................................................................                 68,686                  72,424
                                                                                                -----------             -----------
Redeemable Senior Preferred Stock ..................................................                  2,500                   2,500

STOCKHOLDERS' EQUITY

  Preferred stock - $.10 par value;
    5,000,000 shares authorized,
    none issued
  Preferred stock $1 par value; 1,800,000 Series A voting,
    noncumulative, convertible issued and outstanding ..............................                   --               $     1,800
  Common stock - $.10 par value,
    8,697,419 issued and 8,618,430
    shares outstanding: (6,733,904
    at August 26, 1994)
    20,000,000 shares authorized; ..................................................                    870                     678
  Additional paid-in capital .......................................................                 36,169                  34,302
  Deficit ..........................................................................                (14,018)                (12,008)
  Less treasury stock 78,989 shares
    November 25, 1994 (78,989 at August
    26, 1994), at cost .............................................................                   (286)                   (286)
                                                                                                -----------             -----------
    Total stockholders' equity .....................................................                 22,735                  24,486
                                                                                                -----------             -----------
    Total liabilities and equity ...................................................            $    93,921             $    99,410
                                                                                                ===========             ===========

See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (in thousands except per share data)


                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                      February 24,  February 25,
                                                         1995            1994
                                                       ---------       --------
Gross revenues .................................       $ 45,418        $ 43,701
  Less direct project costs ....................        (15,982)        (14,363)
                                                       ---------       --------
Net revenue ....................................         29,436          29,338

Other costs and expenses:

  Direct labor and related costs ...............         13,372          12,746
  Indirect expenses ............................         14,625          14,547
  Special charges ..............................          4,315            --
                                                       ---------       --------

    Total operating expenses ...................         32,312          27,293

Operating (loss) income ........................         (2,876)          2,045

Interest and other income ......................             28              75
Interest expense ...............................           (650)           (917)
                                                       ---------       --------

(Loss) income before income taxes ..............         (3,498)          1,203

(Benefit) provision for income taxes ...........           (342)            369

Net (loss) income ..............................         (3,156)            834

Dividend requirements on
   preferred stock .............................            (63)            (69)
                                                       ---------       --------

Net (loss) income applicable
   to common stock .............................       $ (3,219)       $    765
                                                       =========       ========

Net (loss) income per common share .............       $  (0.37)       $   0.10
                                                       =========       ========

Weighted average common shares
  outstanding ..................................          8,612           7,355
                                                       =========       ========


See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (in thousands except per share data)


                                                           SIX MONTHS ENDED
                                                     ---------------------------
                                                     February 24,   February 25,
                                                         1995            1994
                                                       --------        --------
Gross revenues .................................       $ 96,305        $ 94,126
  Less direct project costs ....................        (34,949)        (33,220)
                                                       --------        --------
Net revenue ....................................         61,356          60,906

Other costs and expenses:

  Direct labor and related costs ...............         27,760          26,117
  Indirect expenses ............................         29,355          29,973
  Special charges ..............................          4,315            --
                                                       --------        --------
    Total operating expenses ...................         61,430          56,090

Operating (loss) income ........................            (74)          4,816

Interest and other income ......................             65             125
Interest expense ...............................         (1,370)         (1,875)
                                                       --------        --------

(Loss) income before income taxes ..............         (1,379)          3,066

Provision for income taxes .....................            506           1,006
                                                       --------        --------

Net (loss) income ..............................         (1,885)          2,060

Dividend requirements on
  preferred stock ..............................            125             140
                                                       --------        --------

Net (loss) income applicable
  to common stock ..............................       $ (2,010)       $  1,920
                                                       ========        ========

Net (loss) income per common share .............       $  (0.23)       $   0.26
                                                       ========        ========

Weighted average common shares
  outstanding ..................................          8,601           7,310
                                                       ========        ========


See Notes to Consolidated Financial Statements.


                     THE EARTH TECHNOLOGY CORPORATION (USA)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                 (in thousands)
                                                                                                          SIX MONTHS ENDED
                                                                                                 -----------------------------------
                                                                                                 February 24,           February 25,
                                                                                                    1995                     1994
                                                                                                 ---------                ---------
Net (loss) income ................................................................               $  (1,885)               $   2,060
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
      Depreciation/amortization ..................................................                   2,676                    2,675
      Provision for losses on
        contract receivables .....................................................                     (30)                     150
      Deferred income taxes ......................................................                  (1,782)                    (318)
      Sale of Subsidiary .........................................................                     237                     --
      Special charges, net of cash paid ..........................................                   2,177
      Other ......................................................................                      37                     (407)
      Changes in assets and liabilities:
           Contract receivables ..................................................                   5,860                    3,597
           Notes, prepaids and other assets ......................................                     294                     (920)
           Accounts payable ......................................................                     516                   (6,038)
           Other liabilities .....................................................                  (3,395)                   1,293
                                                                                                 ---------                ---------
      Cash provided by operating activities ......................................                   4,705                    2,092

Proceeds from disposals ..........................................................                      12                       55
Proceeds from sales of investments ...............................................                                               93
Purchase of property and equipment ...............................................                  (1,930)                  (1,961)
                                                                                                 ---------                ---------
      Cash used in investing activities ..........................................                  (1,918)                  (1,813)

Principal payments on debt obligations ...........................................                 (34,999)                  (2,399)
Borrowing from debt obligations ..................................................                  32,296                    1,733
Sale/repurchase of common stock, net .............................................                     219                      199
Dividends on preferred stock .....................................................                    (125)                    (140)
                                                                                                 ---------                ---------
   Net cash provided by (used in)
   financing activities ..........................................................                  (2,609)                    (607)
                                                                                                 ---------                ---------

Net increase (decrease) in cash and
   cash equivalents ..............................................................                     178                     (328)
Cash and cash equivalents at
   beginning of period ...........................................................                   2,803                    3,925
                                                                                                 ---------                ---------
Cash and cash equivalents at end of period .......................................               $   2,981                $   3,597
                                                                                                 =========                =========

Interest paid during period ......................................................               $     620                $   1,857
Income taxes paid during period ..................................................                     974                    2,324
Capital lease obligations from
 purchase of equipment ...........................................................                      52                      280

                                      -5-

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In thousands)


NOTE 1 - MERGER

In February, 1995, HazWaste Industries Incorporated ("HWI") was merged with and into The Earth Technology Corporation (USA) ("Earth Tech") (combined, the
"Company"). Earth Tech issued 2,639,620 shares of common stock for all of the common shares (including preferred shares, see Note 4) and unvested stock options of HWI. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of HWI. Net sales and net earnings for the individual entities for the periods before the merger was consummated were as follows:


                                                                       Earth Tech                    HWI                    Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Three months ended
February 24, 1995
  Revenues ..............................................               $  35,314                $  10,104                $  45,418
  Net loss ..............................................                  (1,564)                  (1,592)                  (3,156)
  Dividend requirement on
    preferred stock .....................................                      63                     --                         63

Six months ended
February 24, 1995
  Revenues ..............................................               $  73,816                $  22,489                $  96,305
  Net Loss ..............................................                    (652)                  (1,233)                  (1,885)
  Dividend requirement on
    Preferred stock .....................................                     125                     --                        125

Year ended August 26, 1994
  Revenue ...............................................               $ 145,848                $  43,057                $ 188,905
  Net (loss) income .....................................                  (2,224)                   1,412                     (812)
  Dividend requirement on
    preferred stock .....................................                     273                     --                        273

Year ended August 26, 1993
  Revenue ...............................................               $ 145,244                $  55,979                $ 201,223
  Net (loss) income .....................................                 (10,735)                   1,756                   (8,979)
  Dividend requirement on
    preferred stock .....................................                   1,100                     --                      1,100



No material adjustments were necessary to eliminate intercompany transactions or conform accounting policies.

Prior to the merger, HWI used a fiscal year end on the last Friday of December. HWI has restated their financial statements for all periods to conform to the fiscal year end of Earth Tech.

In connection with the merger, approximately $4,315 of merger costs and expenses ($.42 per share, net of taxes) (classified as special charges in the Statements of Operations) were incurred and have been charged to expense in the second quarter of fiscal 1995. The non-recurring costs and expenses include the following: (a) $2,510 in merger-related costs; (b) $555 to provide for the consolidation of facilities; (c) $580 in severance payments to former HWI employees; and (d) $670 for the conversion and integration of various programs. All costs have been committed to and all appropriate personnel have been notified by the end of the second quarter. It is anticipated that essentially all costs will be paid by the end of the fiscal year.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended February 24, 1995 are not necessarily indicative of the results that may be expected for the year ended August 25, 1995. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in The Earth Technology Corporation (USA) annual report on Form 10-K/A No. 1 for the fiscal year ended August 26, 1994.

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.

NOTE 3 - CONTRACT RECEIVABLES

Contract receivables consist of the following (in thousands):

                                                        February 24,  August 26,
                                                            1995           1994
                                                          -------        -------
U.S. Government:
   Amounts billed ................................        $10,507        $12,711
   Unbilled contract costs and fees ..............          9,114         11,867
   Retentions, due upon completion
      of contracts ...............................          1,457          1,253
                                                          -------        -------
      Total U.S. Government ......................         21,078         25,831

Commercial:
   Amounts billed ................................         25,882         26,874
   Unbilled contract costs and fees ..............          4,214          4,346
   Retentions, due upon completion
      of contracts ...............................            661            703
                                                          -------        -------
                                                           30,757         31,923
Less allowance for doubtful accounts .............          2,003          2,093
                                                          -------        -------
      Net Commercial .............................         28,754         29,830
                                                          -------        -------
      Total contract receivables .................        $49,832        $55,661
                                                          =======        =======

Amounts not billable at February 24, 1995, under specific conditions of the applicable contracts, are expected to be billed within one year.

Amounts not paid by customers pursuant to retention provisions in contracts will be due upon completion of the contracts and acceptance by the customer.


NOTE 4 - CREDIT AGREEMENT

In May 1994, the Company entered into a revolving credit agreement with a bank, secured by substantially all of its assets, which provides for borrowing to a maximum of $20 million, subject to a formula based on eligible accounts receivable. The agreement was amended in February, 1995 to provide a maximum borrowing of $25 million. This agreement replaced a prior revolving credit agreement. The revolving line of credit expires May 24, 1997.

The agreement allows for borrowing at a floating interest rate based on the bank's reference rate, or at Eurodollar rates, plus 2%, for specified periods of time. At February 24, 1995 the company's actual rates are 8.375% to 9.0%.

The credit agreement places various restrictions on the Company, including prohibitions on the payment of dividends and additional borrowing, and provides that specific financial rations be maintained. The Company was in compliance with all covenants at February 24, 1995.


NOTE 5 - SHAREHOLDERS' EQUITY

In February, 1995, as part of the merger with HWI (See Note 1), 1,800,000 HWI Series A preferred shares have been converted into 1,809,712 Earth Tech Common shares. Also, as part of the merger, 86,066 stock options to purchase HWI common shares, at option prices ranging from $1.00 to $5.00 per share, have been converted into 86,530 stock options to purchase Earth Tech common shares, at option prices ranging from $.99 to $4.97 a share.

NOTE 6 - LITIGATION

As a professional services firm engaged in engineering, environmental safety matters, the Company encounters potential claims, including claims for environmental damage, in the normal course of business. The Company practices a vigorous response including a legal defense when necessary to such claims.

To minimize its risk against these claims, the Company promotes risk management techniques when providing professional services. The Company also maintains an insurance program which includes coverage for environmental and asbestos claims related to its business.

Certain pending legal actions, which are described below, make claims for substantial damages which, if awarded, would have a material adverse effect on the Company's financial position and the results of its operations.

   (1) One of the Company's subsidiaries, Alternative Ways, Inc. (AWI) has been named a co-defendant in certain action filed on October 9, 1990 in the Supreme Court for the State of New York, County of New York. Other defendants in the lawsuit include Madison Square Garden Corporation, Paramount Communications, Inc. and Herbert Construction Company/HRH Construction Corporation. Plaintiff, an asbestos abatement contractor, seeks $20 million in compensatory damages and up to $100 million in punitive damages. While this dispute involved asbestos removal, Plaintiff makes no environmental claim related to asbestos. Plaintiff rather alleges that defendants misrepresented the job and underpaid for the work. AWI vigorously denies these assertions and had no contractual relationship with the Plaintiff.

   (2) A California, nonprofit homeowners association, Canyon Estates Community Association, commenced on November 25, 1992 a civil action for negligence in Superior Court for the County of Orange California against the company and twenty-two other defendants including certain soils engineering firms, certain land developers and certain home builders. As to the Company, the suit challenges certain preliminary soils engineering work completed in the mid-1980s. In December, 1994, Plaintiff presented the Defendants with an expert witness report which asserts corrective remedies will cost more than $140 million. The Company vigorously disputes this opinion and any claim of liability against it.

Because the two cases are at an early stage in the legal process, the ultimate outcome or the range of costs, if any, cannot be determined at this time.

There are other claims and suits pending against the Company for alleged damages to persons and property and for alleged liabilities arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the uninsured liability, if any, of these other claims and suits would not materially affect the financial position or results of operations of the company.

NOTE 7 - CONTINGENCIES

U.S. Government contracts are subject to government audit. Such audits could lead to inquiries from the government regarding the appropriateness of expenses under the U.S. Government regulations. The management of the Company believes that such inquiries, if any, will not result in material changes to revenues recorded.


NOTE 8 - SPECIAL CHARGES

Special charges have been included in operating expenses in each of fiscal 1993, 1994, and 1995. A summary of the charges, remaining reserves at February 24, 1995, and the expected period of utilization of the remaining reserves is as follows:


                                                                                         Remaining       Expected Period
Charges                                                                 Amount            Reserves        of Utilization
- - --------------------------------------------------------------------------------------------------------------------------
1995 - HWI merger costs (Note 1)                                       $   4,315          $  2,177         Fiscal 1995

1994 - Summit merger costs                                                 4,993               252         Fiscal 1995
       Minneapolis office
       closure                                                             1,880               106                  --

1993 - Writedown of goodwill                                              11,259                --                  --

       Administrative consolidation                                                                         Remaining
       and writedown of unfavorable                                                                        five years
       lease                                                               3,741             1,957          of lease


                                      -10-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash balances of $2,981,000 at February 24, 1995 compared to $2,803,000 at August 26, 1994. Cash flow from operations totalled $4,705,000 for the first six months of fiscal 1995. Capital expenditures for the first six months of fiscal 1995 totalled $1,930,000 and are expected to total approximately $4,000,000 for the fiscal year, principally for office and field equipment and computers.

   Historically, the primary sources of working capital have been internally generated funds from operations and bank revolving credit agreements. Acquisitions were financed through the issuance of various subordinated debt instruments, preferred stocks and common stock. The merger with Summit Environmental Group, Inc. in May, 1994 included a conversion to common stock (at a ratio based on the exchange ratio used in the Summit merger) of several of the instruments which had been issued by Summit in financing its growth, including $4,556,000 in 14.5% subordinated notes, $620,000 in 5% Senior Preferred Stock, $7,505,000 in Series B Preferred Stock, $3,537,000 in preferred dividend arrearages, and $600,000 in Series A Preferred stock. These conversions along with the refinancing of $4.2 million in mortgage debt and the establishment of a new revolving credit agreement, significantly enhanced the Company's liquidity and capital resources.

   The Revolving Credit Agreement borrowings are based on eligible accounts receivable to a maximum of $25,000,000. The agreement signed in May, 1994, amended in February, 1995 and expiring on May, 1997 requires the Company to maintain certaincovenants measured on a quarterly basis. The Company was in compliance with all covenants at February 24, 1995. The Company had an outstanding balance at February 24, 1995 of $13,349,000 and at August 26, 1994 of $12,553,000.

   Management believes the amounts available under the Company's Revolving Credit Agreement together with the funds generated by operations will be sufficient to meet the Company's anticipated working capital requirements.


RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON FOR THE FISCAL YEARS 1995 AND 1994

   Gross revenues for the second quarter were up 3.9% to $45,418,000 in fiscal year 1995 versus $43,701,000 in 1994. Net revenue increased 0.3% for the same period to $29,436,000 in fiscal 1995 from $29,338,000 in fiscal 1994. Demand for environmental services remain sluggish as a result of some uncertainty in the regulatory environment and a resulting slackening of enforcement activity. In fiscal 1995, excessive rain in California and some funding delays in certain U.S. government programs adversely affected revenues in the quarter. These delays have been resolved as of the end of the quarter.

   Direct labor and related costs increased 4.9% from the prior year with 1995 increasing to 45.4% of net revenues versus 43.4% of net revenue in 1994. The increase in this percentage was primarily due to the contract mix in remediation services and the effect of a softness in pricing laboratory services.

   Indirect expenses, increased 0.5% compared to the year earlier quarter, primarily as a result of a slight decrease in the government division utilization, increased indirect costs supporting the growth in operations services and midwest and east coast commercial consulting services.

   Special charges of $4,315,000 were recorded in the second quarter of fiscal 1995. These charges result from the completion of the pooling of interests with HazWaste Industries completed on February 23, 1995. The charges include $2,510,000 in merger related expenses: $580,000 in severance costs; $555,000 for the consolidation of facilities and $670,000 for the conversion and integration of fringe benefit, insurance and other programs. As of February 24, 1995 a liability of $2,177,000 had been accrued and is expected to be paid by the end of the fiscal year.

   Interest expenses have been reduced as a result of reduced debt levels due to conversion of debt to common stock in the May 1994 merger with Summit and by the Company's cash flow from operations. The interest savings on the debt conversions from the recapitalization of Summit from the year earlier quarter was approximately $165,000.

   Income tax expense, net of $3,647,000 in net merger charges, for the quarter reflects a tax rate of 40%. In 1994 the tax rate was 31% due primarily to reductions in the valuation allowance for the Company's net deferred tax assets. The tax rate in 1994 would have been approximately 43% without the valuation allowance adjustments.


SIX MONTHS COMPARISON FOR THE FISCAL YEARS 1995 AND 1994

   Gross revenues for the six months were up 2.3% to $96,305,000 in fiscal year 1995 versus $94,126,000 in 1994. Net revenue increased 0.7% for the same period from $60,906,000 in fiscal 1994 to $61,355,000 in fiscal 1995. Demand for environmental services remain sluggish as a result of some uncertainty in the regulatory environment and a resulting slackening of enforcement activity. In fiscal 1995, excessive rain in California and some funding delays in certain U.S. government programs adversely affected revenues in the quarter. These delays have been resolved as of the end of the quarter.

   Direct labor and related costs rose to 45.2% of net revenue in 1995 versus 42.9% in 1994. The increase in this percentage was primarily due to the contract mix in remediation services and the effect of a softness in pricing laboratory services.

   Indirect expenses, decreased 2.1% from the prior year, primarily as a result of increased indirect costs supporting the growth in commercial consulting activity and remediation services, offset by reduced corporate expenses of approximately $669,000 due to the closure of Summit's Canton, Ohio office. Indirect expenses include the loss of $250,000 on the sale of its Bionomics Laboratory.

   Special charges of $4,315,000 were recorded in the second quarter of fiscal 1995 and have been discussed in the three month comparison.

   Income tax expense, net of the effect of $3,647,000 in net special charges, for fiscal 1995 reflect a tax rate of approximately 40%. The income tax expense for 1994 was approximately 33% due primarily to the realization of net operating loss carryforwards.

                          Part II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        No changes have occurred in pending material litigation. For further discussion, see Note 6 to the Consolidated Financial Statements in Part I, Item 1.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On  February  23,  1995,  the Annual  Meeting of  Shareholders  of Earth
        Technology  was held.  The  ratification  of the  appointment of Ernst &
        Young as independent auditors was approved by 80% of the holders of common stock represented and entitled to vote at this meeting. The holders of Earth Technology's common shares, approved by written consent the following matters submitted for approval:



                                                                                                            Percentage of
                                                                                                         Outstanding Common
                                                     Votes                                                 Shares Approving
Matter                                                For        Votes Against         Abstentions              Matter
- - ----------------------------------------------------------------------------------------------------------------------------
Approval of the transactions
contemplated by the Agreement and Plan
of Merger, dated 10/24/94 as amended
12/23/94, effectuating the merger with
HazWaste Industries, Inc.                          3,979,398        362,355               45,141                  66%

Approval and adoption of an amendment
authorizing an increase of 450,000
shares in the number of shares of Earth
Technology  common stock  available for
issuance under the Earth Technology
1987 Stock Option Plan                             3,841,234        445,934              100,830                  64%
- - ----------------------------------------------------------------------------------------------------------------------------

                                      -13-



                                                                                                            Percentage of
                                                                                                         Outstanding Common
                                                     Votes                                                 Shares Approving
Matter                                                For        Votes Against         Abstentions              Matter
- - ----------------------------------------------------------------------------------------------------------------------------
Approval and adoption of an amendment
authorizing an increase of 100,000
shares in the number of shares of Earth
Technology common stock available for
issuance under the Earth Technology
Director Option Plan                               4,081,967        197,954              108,181                  68%

The election of three (3) directors,
each to hold office until the 1998
Annual Meeting of the Stockholders of
Earth Technology:

1)       James E. Clark                            4,416,794                             462,992
2)       Richard R. Pannel                         4,401,351                             478,435
3)       Martha L. Robinson                        4,400,871                             478,915

- - ----------------------------------------------------------------------------------------------------------------------------


Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1933; there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.


ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibit 11.1 Statement RE: Computation of Per Share Earnings, Three Months Ended February 24, 1995 (unaudited)

        Exhibit 11.2 Statement RE: Computation of Per Share Earnings, Six Months Ended February 24, 1995 (unaudited)

        (b) Reports on Form 8-K

        The registrant filed a Form 8-K dated February 23, 1995, regarding the completion of a definitive Merger Agreement with HazWaste Industries Incorporated (HWI) of Richmond, Virginia.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Earth Technology  Corporation  (USA)
                                        (Registrant)


Date: April 7, 1995                     By:
                                           ------------------------------------
                                           Charles S. Alpert
                                           Corporate Secretary

Date: April 7, 1995                     By:
                                           ------------------------------------
                                           Creighton K. Early
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Earth Technology  Corporation  (USA)
                                        (Registrant)


Date: April 7, 1995                     By:   /s/ CHARLES S. ALPERT
                                           ------------------------------------
                                           Charles S. Alpert
                                           Corporate Secretary

Date: April 7, 1995                     By:  /s/ CREIGHTON K. EARLY
                                           ------------------------------------
                                           Creighton K. Early
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)