Form 10-Q
period 1995-05-26
EARTH TECHNOLOGY CORP USA
filed 1995-07-11
CIK 819541

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933

          For the quarterly period ended May 26, 1995

                                       or

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1933

          For the transition period from
                                        ---------------------------------

                                   to
                                     ------------------------------------


                                 Commission File
                                 Number 33-16098


                                -----------------


                     THE EARTH TECHNOLOGY CORPORATION (USA)
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                         33-0244112
- --------------------------------------                 ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

100 West Broadway, Suite 5000
Long Beach, California                                         90802-5785
- --------------------------------------                 ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's tel. number, including area code:        (310) 495-4449
                                                    ------------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X         No
                       -----          -----

Number of shares of common stock, $.10 par value, issued and outstanding as of July 7, 1995 is 8,697,873.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX

                                                                            PAGE

Part I - Financial Information

    Item 1.      Financial Statements:

                 Consolidated Balance Sheets -
                 May 26, 1995 (unaudited), and
                 August 26, 1994 (unaudited)  . . . . . . . . . . . . . . .   1

                 Consolidated Statements of Operations
                 Three Months Ended May 26, 1995
                 (unaudited), and May 27, 1994
                 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Statements of Operations
                 Nine Months Ended May 26, 1995
                 (unaudited) and May 27, 1994
                  (unaudited  . . . . . . . . . . . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flow
                 Nine Months Ended May 26, 1995
                 (unaudited), and May 27, 1994
                 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Consolidated Financial Statements
                 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .   6

    Item 2.      Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . .  12


Part II - Other Information

    Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  15

    Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . .  15

    Item 3.    Defaults Upon Senior Securities  . . . . . . . . . . . . . .  15

    Item 4.    Submission of Matters to a Vote of . . . . . . . . . . . . .  15
               Security Holders

    Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . .  15

    Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  15

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

    Exhibit 11.1 Statement RE:  Computation of Per Share
    Earnings, Three Months Ended May 26, 1995 (unaudited)

    Exhibit 11.2 Statement RE:  Computation of Per Share
    Earnings Nine Months Ended May 26, 1995 (unaudited)

                     THE EARTH TECHNOLOGY CORPORATION (USA)
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Unaudited)-(Note 1)
                                 (In thousands)


CURRENT ASSETS                                        May 26,        August 26,
                                                       1995             1994
                                                  --------------    ------------
Cash and cash equivalents                          $      2,998      $    2,803
Contract receivables (Note 3),
  less allowance for doubtful accounts of
  $2,029 at May 26, 1995 and $2,093 at
  August 26, 1994                                        48,118          55,661
Notes and other receivable                                  537             883
Prepaid expenses                                          3,298           3,090
Deferred income taxes                                     3,826           2,300
Other current assets                                      1,876           1,451
                                                  --------------    ------------
TOTAL CURRENT ASSETS                                     60,653          66,188

PROPERTY AND EQUIPMENT
Land and Buildings                                        6,691           6,688
Field and laboratory equipment                            7,715           8,344
Office furniture and equipment                           17,069          14,609
Transportation equipment                                  3,318           2,989
Equipment under capital leases                            3,243           4,323
Leasehold improvements                                    1,317           1,285
Construction in progress                                    408             361
                                                  --------------    ------------
  Total                                                  39,761          38,599
Less accumulated depreciation and
  amortization                                           22,454          20,007
                                                  --------------    ------------
Property and equipment, net                              17,307          18,592
Goodwill                                                 12,024          12,549
Deferred income taxes                                       467             587
Other assets                                              2,418           1,494
                                                  --------------    ------------
TOTAL ASSETS                                       $     92,869      $   99,410
                                                  --------------    ------------
                                                  --------------    ------------


See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (Unaudited)-(Note 1)
                                 (In thousands)



                                                    May 26,         August 26,
                                                     1995              1994
                                                -------------     -------------
CURRENT LIABILITIES
  Accounts payable                               $    12,649       $    18,791
  Billings in excess of revenues                       4,574             3,681
  Accrued payroll and related liabilities              5,720             8,513
  Other accrued liabilities                            7,272             5,115
  Current portion of long-term debt                    1,370             4,451
                                                -------------     -------------
    Total Current Liabilities                         31,585            40,551
Revolving credit agreement                            18,700            12,553
Long-term debt                                         4,640             5,383
Other long-term liabilities                            3,795             3,937
Subordinated debt                                     10,000            10,000
                                                -------------     -------------

Total long-term liabilities                           37,135            31,873
                                                -------------     -------------

TOTAL LIABILITIES                                     68,720            72,424
                                                -------------     -------------

Redeemable Senior Preferred Stock                      -----             2,500

STOCKHOLDERS' EQUITY

  Preferred stock - $.10 par value;
    5,000,000 shares authorized,
    none issued
  Preferred stock $1 par value; 1,800,000
  Series A voting, noncumulative,
  convertible issued and outstanding                      --            $1,800
  Common stock - $.10 par value,
    20,000,000 shares authorized;
    8,776,215 issued and 8,697,226
    shares outstanding:  (6,733,904
    at August 26, 1994)                                  878               673
  Additional paid-in capital                          36,539            34,307
  Deficit                                            (12,982)          (12,008)
  Less treasury stock 78,989 shares
    at May 26, 1995 (78,989 at August
    26, 1994), at cost                                  (286)             (286)
                                                -------------     -------------

    TOTAL STOCKHOLDERS' EQUITY                        24,149            24,486
                                                -------------     -------------

    TOTAL LIABILITIES AND EQUITY                 $    92,869       $    99,410
                                                -------------     -------------
                                                -------------     -------------


See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)



                                                      THREE MONTHS ENDED
                                               --------------------------------
                                                May 26, 1995       May 27, 1994
                                               --------------     -------------
Gross revenues                                 $     44,935       $     43,422
  Less direct project costs                         (14,190)           (13,117)
                                               --------------     -------------

Net revenue                                          30,745             30,305

Other costs and expenses:

  Direct labor and related costs                     13,939             13,563
  Indirect expenses                                  14,236             15,254
  Special charges                                     -----              6,873
                                               --------------     -------------

    Total operating expenses                         28,175             35,690

Operating income (loss)                               2,570             (5,385)

Interest and other income                                54                 79
Interest expense                                       (799)              (991)
                                               --------------     -------------

Income (loss) before income taxes                     1,825             (6,297)

Provision (benefit) for income taxes                    729             (1,607)
                                               --------------     -------------

Net income (loss)                                     1,096             (4,690)

Dividend requirements on
  preferred stock                                        60                 69
                                               --------------     -------------

Net income (loss) applicable
  to common stock                              $       1,036       $    (4,759)
                                               --------------     -------------
                                               --------------     -------------
Net income (loss) per common share             $        0.12       $     (0.89)
                                               --------------     -------------
                                               --------------     -------------
Weighted average common shares
  outstanding                                          8,879             5,336
                                               --------------     -------------
                                               --------------     -------------


See Notes to Consolidated Financial Statements.



- -3-

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)



                                                     NINE MONTHS ENDED
                                            -----------------------------------
                                             May 26, 1995          May 27, 1994
                                            --------------        -------------
Gross revenues                               $    141,239          $   137,548
  Less direct project costs                       (49,139)             (46,337)
                                            --------------        -------------

Net revenue                                        92,100               91,211

Other costs and expenses:

  Direct labor and related costs                   41,445               39,672
  Indirect expenses                                43,844               45,235
  Special charges                                   4,315                6,873
                                            --------------        -------------

    Total operating expenses                       89,604               91,780

Operating income (loss)                             2,496                 (569)

Interest and other income                             120                  170
Interest expense                                   (2,170)              (2,832)
                                            --------------        -------------

Income (loss) before income taxes                     446               (3,231)

Provision (benefit) for income taxes                1,235                 (601)
                                            --------------        -------------

Net (loss)                                           (789)              (2,630)

Dividend requirements on
  preferred stock                                     186                  209
                                            --------------        -------------

Net (loss) applicable
  to common stock                                $   (975)            $ (2,839)
                                            --------------        -------------
                                            --------------        -------------

Net (loss) per common share                      $  (0.11)            $  (0.54)
                                            --------------        -------------
                                            --------------        -------------

Weighted average common shares
  outstanding                                       8,625                5,227
                                            --------------        -------------
                                            --------------        -------------


See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)


                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                         May 26,        May 27,
                                                          1995           1994
                                                        --------      ---------
Net loss                                                $  (789)       $(2,630)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation/amortization                             4,026          4,079
    Provision for losses on
      contract receivables                                  135            298
    Deferred income taxes                                (1,406)        (2,853)
    Loss on sale of Subsidiary                              237             --
    Special charges, net of cash paid                     1,080          6,873
    Other                                                    45           (139)
    Changes in assets and liabilities:
      Contract receivables                                7,408          4,841
      Notes, prepaids and other assets                     (969)        (2,294)
      Accounts payable                                   (6,142)         1,310
      Other liabilities                                    (504)        (4,057)
                                                        --------      ---------
    Cash Provided by Operating Activities                 3,121          5,428

Proceeds from disposals                                      22            145
Proceeds from sales of investments                           --             93
Purchase of business, net of cash acquired                   --           (324)
Purchase of property and equipment                       (3,001)        (2,367)
                                                        --------      ---------
    Cash Used in Investing Activities                    (2,979)        (2,453)

Redemption of preferred stock                            (2,500)            --
Principal payments on debt obligations                  (58,860)       (16,717)
Borrowing from debt obligations                          61,027         13,500
Sale/repurchase of common stock, net                        571            204
Dividends on preferred stock                               (185)          (214)
                                                        --------      ---------
  Net Cash Provided by (Used in)
  Financing Activities                                       53         (3,227)
                                                        --------      ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                          195           (252)
Cash and cash equivalents at
  beginning of period                                     2,803          3,925
                                                        --------      ---------
Cash and cash equivalents at end of period              $ 2,998        $ 3,673
                                                        --------      ---------
                                                        --------      ---------
Interest paid during period                              $2,008        $ 3,227
Income taxes paid during period                           3,836          3,062
Capital lease obligations from
 purchase of equipment                                      207            340


                     THE EARTH TECHNOLOGY CORPORATION (USA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

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


                                       Earth Tech        HWI          Total
- --------------------------------------------------------------------------------
Three months ended
February 24, 1995
  Revenues                              $   35,314    $   10,104     $  45,418
  Net loss                                  (1,564)       (1,592)       (3,156)
  Dividend requirement on
    preferred stock                             63           ---            63

Six months ended
February 24, 1995
  Revenues                              $   73,816    $   22,489    $   96,305
  Net Loss                                    (652)       (1,233)       (1,885)
  Dividend requirement on
    Preferred stock                            125           ---           125

Year ended August 26, 1994
  Revenue                               $  145,848    $   43,057    $  188,905
  Net (loss) income                         (2,224)        1,412          (812)
  Dividend requirement on
    preferred stock                            273            ---          273

Year ended August 26, 1993
  Revenue                               $  145,244    $   55,979    $  201,223
  Net (loss) income                        (10,735)        1,756        (8,979)
  Dividend requirement on
    preferred stock                          1,100           ---         1,100


No material adjustments were necessary to eliminate intercompany transactions or conform accounting policies.

Prior to the merger, HWI used a fiscal year ending on the last Friday of December. HWI has restated their financial statements for all periods to conform to the fiscal year end of Earth Tech.

In connection with the merger, approximately $4,315 of merger costs and expenses ($0.41 per share, net of taxes) classified as special charges in the Statements of Operations were incurred and have been charged to expense in the second quarter of fiscal 1995. The non-recurring costs and expenses include the following: (a) $2,510 in merger-related costs; (b) $555 to provide for the consolidation of facilities; $580 in severance payments to former HWI employees; and (d) $670 for the conversion and integration of various programs. All costs were committed and all appropriate personnel were notified by the end of the second quarter. Accrued costs remaining at May 26, 1995 were $1,080. It is anticipated that essentially all costs will be paid by the end of the fiscal year.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended May 26, 1995 are not necessarily indicative of the results that may be expected for the year ended August 25, 1995. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in The Earth Technology Corporation (USA) annual report on Form 10-K/A No. 1 for the fiscal year ended August 26, 1994 and to The Earth Technology Corporation (USA) prospectus and proxy dated January 19, 1995.

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of."   This Statement prescribes the accounting for the
impairment of long lived assets that are to be held and used in the business and for similar assets that are to be disposed of. The Statement is effective for fiscal years beginning after December 15, 1995. As of this date, the Company has not adopted this Statement. Management believes that adoption of this Statement will not have a material impact on the results of operations and financial condition of the Company.

NOTE 3 - CONTRACT RECEIVABLES

Contract receivables consist of the following (in thousands):


                                               May 26,       August 26,
                                                1995           1994
                                              ---------      ---------
U.S. Government:
  Amounts billed                              $   7,160      $  12,711
  Unbilled contract costs and fees               10,851         11,867
  Retentions, due upon completion
    of contracts                                  1,616          1,253
                                              ---------      ---------
    Total U.S. Government                        19,627         25,831

Commercial:
  Amounts billed                                 25,104         26,874
  Unbilled contract costs and fees                4,820          4,346
  Retentions, due upon completion
    of contracts                                    596            703
                                              ---------      ---------
                                                 30,520         31,923
Less allowance for doubtful accounts              2,029          2,093
                                              ---------      ---------
    Net Commercial                               28,491         29,830
                                              ---------      ---------
    Total contract receivables                $  48,118      $  55,661
                                              ---------      ---------
                                              ---------      ---------


Amounts not billable at May 26, 1995, under specific conditions of the applicable contracts, are expected to be billed within one year.

Amounts not paid by customers pursuant to retention provisions in contracts will be due upon completion of the contracts and acceptance by the customer.


NOTE 4 - CREDIT AGREEMENT

In May 1994, the Company entered into a revolving credit agreement with a bank, secured by substantially all of its assets, which provided for borrowing to a maximum of $20 million, subject to a formula based on eligible accounts
receivable.   This agreement replaced a prior revolving credit agreement.  The agreement was amended in February, 1995 to provide a maximum borrowing of $25 million. On June 26, 1995, the agreement was further amended to provide a temporary increase until November 30, 1995, in the advance rate from 75% to 85% of eligible accounts receivable. The revolving line of credit expires May 24, 1997.

The agreement allows for borrowing at a floating interest rate based on the bank's reference rate, or on Eurodollar rates for specified periods of time. A premium of 0% to .5% may apply to the bank s reference rate and a premium of 2.0% to 2.5% may apply to Eurodollar rates depending on certain cash flow ratios measured at each fiscal quarter end. The Company is currently paying a .25% premium over the bank's reference rate and a 2.25% premium over Eurodollar rates. At May 26, 1995 the company's actual rates are 8.25% to 9.25%.

The credit agreement places various restrictions on the Company, including certain prohibitions on the payment of dividends and additional borrowing, and provides that specific financial ratios be maintained. The Company was in compliance with all covenants at May 26, 1995.

NOTE 5 - SHAREHOLDERS' EQUITY

In February, 1995, as part of the merger with HWI (See Note 1), 1,800,000 HWI Series A preferred shares were converted into 1,809,712 Earth Tech common shares. Also, as part of the merger, 86,066 stock options to purchase HWI common shares, at option prices ranging from $1.00 to $5.00 per share, were converted into 86,530 stock options to purchase Earth Tech common shares, at option prices ranging from $.99 to $4.97 a share.


NOTE 6 - LITIGATION

As a professional services firm engaged in engineering, environmental safety matters, the Company encounters potential claims, including claims for environmental damage, in the normal course of business. The Company practices a vigorous response to such claims including a legal defense when necessary.

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


NOTE 8 - SPECIAL CHARGES

Special charges have been included in operating expenses in each of fiscal years 1993, 1994, and 1995. A summary of the charges, remaining reserves at May 26, 1995, and the expected period of utilization of the remaining reserves is as follows:


                                                                    Expected
                                                       Remaining    Period of
Charges                                      Amount     Reserves   Utilization
- --------------------------------------------------------------------------------
1995 - HWI merger costs (Note 1)           $   4,315     $ 1,080    Fiscal 1995

1994 - Summit merger costs                     4,993         185    Fiscal 1995

       Minneapolis office
       closure                                 1,880            0


1993 - Writedown of goodwill                  11,259          --            --

       Administrative consolidation                                 Remaining
       and writedown of unfavorable                               five years of
       lease                                   3,741       1,832      lease


NOTE 9 - REDEEMABLE PREFERRED STOCK

In May, 1995 the Company redeemed for cash all redeemable preferred stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash balances of $2,998,000 at May 26, 1995 compared to $2,803,000 at August 26, 1994. Cash flow from operations totaled $3,121,000 for the first nine months of fiscal 1995. Capital expenditures for the first nine months of fiscal 1995 totaled $3,001,000 and are expected to total approximately $4,000,000 for the fiscal year, principally for office and field equipment and computers.

  Historically, the primary sources of working capital have been internally-generated funds from operations and bank revolving credit agreements. Acquisitions were financed through the issuance of various subordinated debt instruments, preferred stocks and common stock. The merger with Summit Environmental Group, Inc. in May, 1994 included a conversion to common stock (at a ratio based on the exchange ratio used in the Summit merger) of several of the instruments which had been issued by Summit in financing its growth, including $4,556,000 in 14.5% subordinated notes, $620,000 in 5% Senior Preferred Stock, $7,505,000 in Series B Preferred Stock, $3,537,000 in preferred dividend arrearages, and $600,000 in Series A Preferred Stock. These conversions along with the refinancing of $4.2 million in mortgage debt and the establishment of a new revolving credit agreement, significantly enhanced the Company's liquidity and capital resources.

  On May 24, 1995 the Company utilized its Revolving Credit Agreement to redeem, at the option of the shareholders, its $2,500,000 10% Senior Preferred Stock. This will reduce the Company s cost of funds from an effective 16.7% rate to approximately 8.75%.

  The Revolving Credit Agreement borrowings are based on eligible accounts receivable to a maximum of $25,000,000. On June 26, The Revolving Credit Agreement was amended to provide for a temporary increase, through November 1995, in the advance rate from 75% to 85% of eligible accounts receivable.
Under the revised formula the maximum borrowings allowed at May 26, 1995 would have been $19,162,000. The agreement signed in May, 1994, amended in February, 1995 and expiring in May, 1997 requires the Company to maintain certain covenants measured on a quarterly basis. The Company was in compliance with all covenants at May 26, 1995. The Company had an outstanding balance at May 26, 1995 of $18,700,000 and at August 26, 1994 of $12,553,000.

  Management believes the amounts available under the Company's Revolving Credit Agreement together with the funds generated by operations will be sufficient to meet the Company's anticipated working capital requirements.


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON FOR THE FISCAL YEARS 1995 AND 1994

  Gross revenues for the third quarter were up 3.5% to $44,935,000 in fiscal year 1995 versus $43,422,000 in 1994. Net revenue increased 1.5% for the same period to $30,745,000 in fiscal 1995 from $30,305,000 in fiscal 1994. Demand for environmental services remains sluggish as a result of some uncertainty in the federal regulatory and budgetary environment and a resulting slackening of enforcement activity. Offsetting this was a 37% increase in revenues for contract operations of water and waste water facilities, and significant increases in engineering services for industrial facilities and municipal infrastructure projects.

  Direct labor and related costs increased 2.8% over 1994 to 45.3% of net revenues. The increase was primarily due to the contract mix in remediation services and the effect of declines in pricing laboratory services.

  Indirect expenses decreased 6.7% compared to the year earlier quarter, primarily due to savings of approximately $208,000 resulting from the closure of Summit s Canton, Ohio office, overall increased chargeability, and cost reductions implemented in 1995.

  Special charges of $6,873,000 ($5,231,000, net of tax) were recorded in the third quarter 1994, including $4,993,000 in costs relating to the Summit merger and a $1,880,000 charge recorded by Summit Environmental Group, Inc. in connection with the closure of its Minneapolis office prior to the merger with the Company in May, 1994. The charges included $650,000 for additional reserves for bad debts, $430,000 for the termination of the office and other leases, $300,000 in severance payments and $500,000 in other costs to complete projects in process.

  Interest expenses have been reduced as a result of reduced debt levels due to conversion of debt to common stock in the May 1994 merger with Summit and by the Company's cash flow from operations. The interest savings on the debt conversions from the recapitalization of Summit from the year earlier quarter was approximately $165,000.

  Income tax expense of $729,000 for the quarter reflects a tax rate of 40%. In 1994 the tax rate was 31% due primarily to reductions in the valuation allowance for the Company's net deferred tax assets. The tax rate in 1994 would have been approximately 43% without the valuation allowance adjustments.


NINE MONTHS COMPARISON FOR THE FISCAL YEARS 1995 AND 1994

  Gross revenues for the nine months were up 2.7% to $141,239,000 in fiscal year 1995 versus $137,548,000 in 1994. Net revenue increased 1.0% for the same period from $91,211,000 in fiscal 1994 to $92,100,000 in fiscal 1995. Demand for environmental services remains sluggish as a result of some uncertainty in the regulatory federal and budgetary environment and a resulting slackening of enforcement activity. In fiscal 1995, excessive rain in California and some funding delays in certain U.S. government programs adversely affected revenues in the second quarter. These delays have now been resolved. Offsetting this was a 17% increase in revenues for contract operations of water and waste water facilities and significant increases in engineering services for industrial facilities and municipal infrastructure projects.

  Direct labor and related costs rose to 45.0% of net revenue in 1995 versus 43.5% in 1994. The increase in this percentage was primarily due to the contract mix in remediation services and the effect of declines in pricing laboratory services.

  Indirect expenses decreased 3.1% from the prior year, primarily due to the $877,000 savings resulting from the closure of Summit's Canton, Ohio office and overall increased chargeability, offset by the loss of $237,000 on the sale of its Bionomics Laboratory.

  Special charges of $4,315,000 ($3,440,000, net of tax) were recorded in the second quarter of fiscal 1995. These charges result from the completion of the pooling of interests with HazWaste Industries completed on February 23, 1995. The charges include $2,510,000 in merger related expenses; $580,000 in severance costs; $555,000 for the consolidation of facilities and $670,000 for the conversion and integration of fringe benefit, insurance and other programs. As of May 26, 1995 a liability of $1,080,000 remained and is expected to be paid by the end of the fiscal year.

  Interest expenses have been reduced as a result of reduced debt levels due to the conversion of debt to common stock in the May, 1994 merger with Summit and by the Company s cash flow from operations. The interest savings on the debt conversions from the recapitalization of Summit from the prior year was approximately $660,000.

  Income tax expense, net of the effect of $3,647,000 in net special charges, for fiscal 1995 reflect a tax rate of approximately 40%. The income tax expense for 1994 was approximately 33% due primarily to the realization of net operating loss carryforwards.

                           Part II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          No changes have occurred in pending material litigation. For further discussion, see Note 6 to the Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Exhibit 11.1 Statement RE: Computation of Per Share Earnings, Three Months Ended May 26, 1995 (unaudited)

          Exhibit 11.2 Statement RE: Computation of Per Share Earnings, Nine Months Ended May 26, 1995 (unaudited)

          (b) Reports on Form 8-K

          Not applicable.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Earth Technology Corporation (USA)
                                        (Registrant)


Date:     July 10, 1995                 By: CHARLES S. ALPERT
                                            ----------------------------
                                            Charles S. Alpert
                                            Corporate Secretary


Date:     July 10, 1995                 By: CREIGHTON K. EARLY
                                            -----------------------------
                                            Creighton K. Early
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)