Form 10-K405
period 1995-08-25
EARTH TECHNOLOGY CORP USA
filed 1995-11-22
CIK 819541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                               ------------------
                                    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended   August 25, 1995
                               ------------------
                                       or
(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          (No Fee Required)

     For the transition period from ____________________

                                 to ____________________

     Commission File Number       33-16098
                              ------------------
                     THE EARTH TECHNOLOGY CORPORATION (USA)

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

         Delaware                                        33-0244112
------------------------------------         -----------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

100 West Broadway, Suite 5000
Long Beach, California                                    90802
------------------------------------         -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's tel. number, including area code:           (310) 495-4449
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock $.10 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes /X/   No
                                                 -----      -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of November 8, 1995, was approximately $23,245,000, based upon published closing prices for that date. As of November 8, 1995, the registrant had issued and outstanding 8,697,869 shares of common stock.

                       Documents Incorporated by Reference

Certain portions of the registrant's ANNUAL REPORT to stockholders for the fiscal year ended August 25, 1995 are incorporated by reference into Part II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     THE EARTH TECHNOLOGY CORPORATION (USA)
                          1995 Form 10-K Annual Report

                                TABLE OF CONTENTS

Item No.                           Description                              Page
--------                           -----------                              ----

                                     PART I

1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   9

4.      Submission of Matters to a Vote of Security Holders. . . . . . . .  10

5.      Market for Registrant's Common Equity and Related Stockholder
        Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

6.      Selected Consolidated Financial Data (In thousands, except per share amounts) . . . . . . . . . . . . . . . . . . . . . . . . . .  11

7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  11

8.      Financial Statements and Supplementary Data. . . . . . . . . . . .  11

9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  11

10.     Directors and Executive Officers of the Registrant . . . . . . . .  12

11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  12

12.     Security Ownership of Certain Beneficial Owners and
        Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

13.     Certain Relationships and Related Transactions . . . . . . . . . .  12

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .  13

                                     PART I

ITEM 1.   BUSINESS

GENERAL

          The Earth Technology Corporation (USA) (the "Company") provides a broad range of environmental, consulting, and engineering services through a nationwide network of 38 offices in 18 states. Earth Technology was incorporated in Delaware in August 1987 as a holding company and operated primarily through its subsidiary company EARTH TECH, Inc., a California corporation, which, with its predecessors, has conducted the business of Earth
Technology since its formation in 1970.   On May 23, 1994, Earth Technology
merged with Summit Environmental Group, Inc. (Summit), a Delaware corporation, in a pooling of interests transaction. Summit was a holding company which operated primarily through its subsidiary companies, WW Engineering & Science, Inc., a Michigan corporation, and HMM Associates, Inc., an Ohio corporation. On February 23, 1995, Earth Technology merged with HazWaste Industries, Inc.(HWI), a Virginia corporation operating principally through its subsidiary company, Environmental Technology of North America, Inc. Summit, HazWaste, and HMM were merged into EARTH TECH, Inc. in August 1995. WW Engineering & Science now does business under the name of EARTH TECH, Inc. Environmental Technology of North America, Inc. has been re-named EARTH TECH Remediation Services, Inc.

          Principal services of Earth Technology consist of: (1) full-spectrum Environmental and Hazardous Waste Management services, encompassing remedial investigation through turnkey remediation, environmental planning and analysis, compliance assessment, pollution prevention, and air quality assessment and pollution control; (2) Infrastructure design and construction services, which rely on the firm's engineering and geotechnical capabilities for transportation, water/wastewater, solid waste, and other public works projects; (3) Facilities Engineering and Construction Management services for institutional, civic, commercial, and industrial clients; and (4) Contract Operations and management services for water, wastewater, and remediation treatment facilities for municipal and industrial clients. In 1995, Earth Technology adopted a plan to dispose of its analytical laboratory services and, accordingly, has treated them as discontinued operations. Our services are provided to a variety of commercial and industrial clients, state and local governments, and the federal government. In fiscal 1995, 35% of the Company's gross revenues were provided from commercial and industrial clients, 17% were from municipal and other local government agencies, and 48% were derived from the federal government.

          Earth Technology believes the market for environmental and engineering services increasingly favors larger nationwide companies who can provide a full range of technical services, from investigation, to design, to construction and operation, across the nation. Accordingly, the Company's strategy is to continue to increase its geographic diversity and technical depth through both internal growth and acquisitions.

SERVICES

          The primary services provided by Earth Technology are outlined below. Earth Technology's principal strategy is to market its services on an integrated basis, although it often enters into contracts requiring only one of it services.

          ENVIRONMENTAL AND HAZARDOUS WASTE MANAGEMENT SERVICES. Earth Technology assists federal, state and local governmental agencies as well as commercial, industrial, and institutional clients with hazardous waste site investigation, cleanup, hazardous materials management, pollution prevention, and regulatory compliance support related to hazardous waste issues. The Company provides full turnkey services, from initial site assessment to characterization of the sources and extent of contamination of various environmental media (soil, water, and air), to analysis of feasible cleanup alternatives, to development of engineering designs for and implementation of appropriate corrective actions. Earth Technology's remediation specialists have applied traditional as well as leading edge technologies to effect the cleanup of soils and groundwater impacted by a variety of contaminants, and have provided short- and long-term operation and maintenance services for treatment systems. Often, these services have been used to enable clients to obtain regulatory approval for site "closure" and to proceed with alternate land use plans. In addition, Earth Technology derives 14% of its revenues from emergency response contracts with the U.S. Environmental Protection Agency ("EPA").

          Earth Technology's full range of air quality assessment, modeling, permitting, and control technology evaluation and design services have helped clients achieve and sustain compliance with requirements of the 1990 Clear Air Act Amendments and local regulations. Air engineering specialists, primarily chemical, mechanical and environmental engineers, assist industrial and governmental clients by recommending possible ways to reduce or eliminate emissions, guiding clients through the Title V Operating Permit process, and performing state-of-the-art air quality modeling for planning and permitting purposes.

          Earth Technology also provides services to assist clients in regulatory compliance and pollution prevention. The Company conducts comprehensive environmental compliance assessments for government, commercial, and industrial clients to assist them in achieving and maintaining positive environmental compliance postures. These assessments evaluate facility operations and processes, materials handling, waste generation and management practices, and compliance with any regulatory permit requirements. Earth Technology identifies and recommends pollution prevention and waste reduction opportunities and may design solutions and help oversee the planning or implementation of facility or operational modifications to achieve regulatory compliance or facilitate pollution prevention.

          Additional hazardous waste management services also include due diligence assessments for land transfer, as well as asbestos and lead inspections, management and abatement services. These services have been provided to industrial, real estate and government clients for a variety of office, industrial, retail, residential and public facilities. In asbestos and lead abatement projects, Earth Technology does not directly perform abatement services, but operates in a supervisory or quality control role.

          The Company offers a full range of environmental planning and analysis services to support the National Environmental Policy Act ("NEPA") and various other federal, state, and local government regulations. Since the passage of NEPA in 1969, the role of environmental resource analysis and evaluation has become critical in project planning and permitting of major projects, particularly for DOD clients. This process includes resource analysis and related services, including reviewing system requirements and translating them into action planning; evaluating the potential for action plans to affect the environment; identifying issues and concerns; and developing solutions.

          For more than 23 years, Earth Technology has been engaged in scientific and engineering analysis to support major defense acquisition and testing programs. More recently, the Company has been providing environmental compliance, planning, and documentation support for military sites nationwide faced with responding to Base Realignment and Closure ("BRAC") related issues. These services have included the development of environmental impact statements, performing socioeconomic impact analyses, development of environmental baseline surveys at bases scheduled for closure to document the condition of the property, and development of BRAC Cleanup Plans that included strategies and schedules for integrated management of cleanup, compliance, resource conservation, and reuse and disposal planning at closing installations.

          INFRASTRUCTURE SERVICES. Earth Technology provides a broad range of engineering, geotechnical, and construction services to governmental units for public works projects and infrastructure development and improvements. The Company's civil, environmental, transportation, and geotechnical engineers, geologists, and urban planners provide planning, engineering design and analysis, permitting, and construction management services to public and private clients for water treatment, storage, and distribution systems; wastewater treatment plants; solid waste landfills; roads, bridges and rail systems; airports; ports and harbors; as well as a variety of related projects and improvements.

          In the area of water resources management services range from studies for alternative sources of water supply to the design of intakes, production wells, treatment plants, water mains, and storage tanks. In water treatment, Earth Technology's technical staff carefully monitors new safe drinking water regulations and the more stringent treatment requirements that they impose on municipal water systems for both organic and inorganic constituents. The Company has served nearly 100 municipal water utilities, and has won many awards for its innovative and cost-effective designs.

          Geotechnical engineering and geological assessment services are applied to: solid waste management; earthquake hazard assessment and mitigation; transportation facilities; power, utilities, and public works projects; ports and harbors; water resources development and management; facility siting; and residential, commercial, and industrial land development.

          Transportation services offered by Earth Technology include: corridor selection studies, traffic impact analyses, capacity analyses, infrastructure analyses, as well as assistance with transit facilities, equipment, and operation. These services have been provided to villages, townships, cities, regional transit agencies, and state departments of transportation across the country.

          FACILITIES ENGINEERING AND CONSTRUCTION MANAGEMENT SERVICES. Earth Technology provides professional engineering and construction management services for the design and construction of new or retrofitted industrial and institutional facilities. The Company specializes in chemical process as well as HVAC system designs for the chemical, pharmaceutical, and medical industries. Other services include mechanical-hydraulics, electrical, instrument and control, and civil/structural engineering, architecture, and construction management. Earth Technology has provided full-service design/build services in addition to more specific process and system design and construction management services offered as part of a larger design team. Facilities engineers also work closely with its environmental engineers, providing integrated detailed engineering and construction management services for remedial action treatment systems.

          CONTRACT OPERATIONS SERVICES. Earth Technology provides a full range of contract operation and management services for environmental and infrastructure systems. Contract operation services include technical assistance programs, troubleshooting, plant start-ups, preventive maintenance programs, training, facility evaluations, and hands-on operation. The company employs licensed treatment plant operators, maintenance specialists, electrical technicians, operations specialists, and engineering support staff necessary to provide complete on-site operation of environmental and infrastructure systems. Earth Technology is currently operating more than 75 water and wastewater treatment facilities, in addition to providing operations services for groundwater remediation systems and landfills. While the primary client base for these services has historically consisted of municipalities, Earth Technology has been successful at expanding these services to private industrial and federal government clients.

MARKETS AND COMPETITION

          Earth Technology competes primarily in the continental U.S. market against numerous competitors including small local firms, medium-size regional and a smaller number of large national and international competitors whose resources are substantially greater than the Company's. The various firms compete on the basis of technical excellence, quality of service, local presence, and price. There are few barriers to entry into these markets other than technical qualifications.

          Much of the demand for Earth Technology's services is derived from governmental regulations concerning environmental quality and standards. While these regulations number in the thousands at all levels of government, among the most influential of these regulations at the federal government level are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), the Resource Conservation and Recovery Act ("RCRA"), NEPA and the Clean Air Act. With regard to seasonality, while demand for Earth Technology's services are not strictly seasonal, winter time weather often prevents construction and field service projects from being performed at a rate commensurate with the other periods of the year, often resulting in a "seasonally" weaker second quarter for Earth Technology's fiscal year.

CLIENTS

          Services are provided to clients in both the public and private sectors, including the DOD, EPA, and other federal agencies, state and local departments of public works, port authorities, state environmental agencies, manufacturers, chemical companies, utilities and other commercial companies. Earth Technology's contract with the Air Force Center for Environmental Excellence ("AFCEE") to provide services related to Base Closure and Realignment activities provided 4% of gross revenues in fiscal 1995; and a separate contract with AFCEE for services related to the Installation Restoration Program provided an additional 11% of consolidated gross revenues. Emergency response contracts with the EPA provided 14% of consolidated gross revenues. In fiscal 1995, the Company was awarded three additional contracts with the U.S. Air Force: (1) a $78-million, 5-year AFCEE contract to provide environmental services, primarily environmental compliance, pollution prevention, and environmental and land use planning, at Air Force sites worldwide; (2) a $50 million, 5-year contract to perform a broad spectrum of occupational and environmental health assessments for Armstrong Laboratory at Brooks Air Force Base in Texas, and (3) a 5-year, $38.5 million contract with Wright-Patterson Air Force Base to provide environmental and engineering services related primarily to environmental compliance, pollution prevention, and environmental and land use planning.

          In addition to its Air Force and EPA work, Earth Technology has a number of major contracts with the U.S. Army. For the U.S. Army Corps of Engineers ("USACE") Huntsville Division, Earth Technology is providing facilities engineering and construction management services for renovation and retrofit projects at medical facilities across the country as well as in the Caribbean under a 5-year contract. In fiscal 1995 Earth Technology was awarded a 5-year, $50 million contract from the USACE Huntsville Division to provide remedial investigation, design, and construction oversight services at formerly used ordnance sites on U.S. Army facilities in the western United States. Under a USACE Fort Worth District contract, Earth Technology is providing environmental compliance assessment services at a number of Army installations. Earth Technology was also awarded a 5-year, $12.5 million contract by the Fort Worth District in fiscal 1995 to perform cultural resources services at military sites worldwide. Underground storage tank removal and site cleanup services are being provided under contracts with the USACE Savannah District and Norfolk District. A wide range of environmental engineering and hazardous waste management services are being conducted at Army bases nationwide for the Army Environmental Center under contract to the USACE Baltimore District. Earth Technology is also a primary subcontractor on several Army contracts including two Total Environmental Restoration Contracts (TERCs) through the USACE Omaha District, as subcontractor to RUST International.

          In fiscal 1995, Earth Technology was awarded a 10-year, $200 million contract, the largest award in the Company's history, to support the U.S. Navy's Comprehensive Long-term Environmental Action Navy (CLEAN) program in the Pacific. Under this contract, the Company will provide a full range of site characterization, risk assessment, remedial design, and emergency cleanup services for Navy and Marine Corps activities in Hawaii, Guam, Midway Island, and other areas of the Pacific Rim. Earth Technology is also a primary subcontractor to Foster-Wheeler Environmental on a remedial action contract with the Naval Facilities Engineering Command, Northern Division.

          Earth Technology's commercial and industrial client base includes clients from the automotive, pharmaceutical, chemical, pulp and paper products, food, electronics, oil and gas, aerospace, and industrial manufacturing industries. In addition, Earth Technology's clients include major utilities, financial institutions and property management companies, and industry
associations.   Earth Technology has master service agreements in place with more than 60 major clients, including numerous Fortune 500 businesses.

          Earth Technology's contractual fee arrangements vary among clients and projects and include cost plus award or fixed fees, time and materials fee structures based on hourly fee schedules and a schedule of costs for certain purchased services and materials, to fixed price arrangements. Earth Technology bills substantially all of its clients on a monthly basis. The following table sets forth the percentages of total revenues represented by the broad contract type categories for each of the three years ended August 25, 1995:



                                         FY95      FY94      FY93
                                         ----      ----      ----
     Cost plus                            15%       24%       19%

     Time and materials                   80%       67%       74%

     Fixed price                           5%        9%        7%
                                          ---       ---       ---

       Totals                            100%      100%      100%
                                         ----      ----      ----
                                         ----      ----      ----

RELIANCE ON GOVERNMENT CONTRACTS

     Earth Technology traditionally has pursued multiyear contracts with U.S. government agencies. During fiscal 1995, U.S. Government contracts accounted for approximately 48% of Earth Technology's gross revenues. Reliance on major government contracts subjects Earth Technology to risks associated with public budgetary restrictions and uncertainties, discrepancies between awarded contract amounts and actual revenues, and cancellation at the option of the government. Earth Technology attempts to mitigate these risks by staffing only to meet reasonably anticipated average workloads, by using subcontractors to handle peak workloads, and by obtaining termination benefit contract provisions. Cancellation of any of the Company's major government contracts, however, could have a material adverse effect.

BACKLOG

     The following table shows Earth Technology's backlog in millions of dollars as of the end of the following periods:


                                   August 25,    August 26,     August 27,
                                      1995          1994           1993
                                   ----------    ----------     ----------
Amounts funded                      $173           $146           $135

Additional contract space
  available under signed             658            302            258
  contracts                        ----------    ----------     ----------
Total contract backlog              $831           $448           $393
                                   ----------    ----------     ----------
                                   ----------    ----------     ----------



     Approximately 48% of the funded backlog and 89% of the total contract backlog as of August 25, 1995 was attributable to U.S. government contracts. An additional 27% of the funded backlog and 5% of the total contract backlog was comprised of multiyear contracts for the operation of environmental and infrastructure systems. Of the total backlog of funded commitments at August 25, 1995, Earth Technology estimates approximately $25 million will be utilized in fiscal 1996. There can be no assurance that Earth Technology will actually obtain revenues equal to the full amount of this backlog.

PERSONNEL

     Earth Technology has a staff of more than 1,600 professional and support personnel in a variety of technical disciplines, including civil, environmental, chemical, mechanical and electrical engineering, geology, hydrology, environmental science, computer science, environmental science, chemistry, and construction management. Approximately 350 employees have advanced technical degrees. Professional staff includes more than 100 registered engineers, 40 registered geologists, and several hundred other employees with various professional registrations, certifications, and specialty licenses. There is one collective bargaining agreement relating to six employees employed at the Berkeley Heights, New Jersey, wastewater treatment facility who are presently represented by International Brotherhood of Teamsters, Local 866.
None of the other employees is represented by a labor union and management considers its relations with all its employees to be good.

POTENTIAL LIABILITY AND INSURANCE

     The Company derives a substantial portion of its revenues from waste management services. Such services involve hazardous materials, toxic substances, and other pollutants that, if not handled or stored properly, can cause significant personal injury and property damage. As a result, the Company is exposed to the risk of civil liability for personal injury and property damages and to the imposition of substantial fines by federal, state, and local authorities.

     The Company carries a $15 million professional liability claims made insurance policy, which includes certain coverages for claims related to hazardous materials, toxic substances, and other pollutants and an $11 million comprehensive general liability insurance policy. The self-insured retention on the professional liability insurance policy is $1,500,000. The Company attempts to reduce its liability risks by including contract provisions by which clients indemnify the Company against all claims not resulting from willful actions or negligence on the part of the Company. Not all clients, however, have accepted such broad indemnification clauses, and there can be no assurance that clients that have accepted such clauses will have the financial resources or legal authority necessary to indemnify the Company against actual judgments that may be rendered against it. A substantial damage award, if not covered by the indemnification or if not covered or only partially covered by insurance, could have a material adverse effect on the Company.

PATENTS AND SERVICE MARKS

     The Company owns one patent covering certain design features of onsite testing equipment. In addition, the Company has registered the name "The Earth Technology Corporation". A service mark for "EARTH TECH" is pending with the United States Patent and Trademark office. The expiration of the patent and service mark would not have a material adverse impact on the Company.

RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development are not material.

REGULATORY MATTERS

     In the ordinary course of its business, the Company and certain members of its professional staff become subject to a variety of state and local licensing and permit requirements. The Company believes that it and its staff are in substantial compliance with such requirements.

     The Company is ordinarily not a generator of pollution and hazardous materials. As an inherent result of its business, the Company may, however, have some liability associated with its environmental work. In response to this risk potential, the Company has implemented a professional liability insurance program and contracting practices to offset this risk (see "Potential Liability and Insurance"). Accordingly, the Company does not anticipate any material adverse effects upon capital expenditures, earnings or the competitive position of the Company associated with compliance with Federal, State and local provisions regulating the discharge of materials into the environment or protecting the environment.

ITEM 2.   PROPERTIES

     The Company occupies approximately 447,000 square feet of office facilities in 38 cities across the nation. The Company's principal office is located in a six-story office building at 100 West Broadway, Long Beach, California. The facility includes 43,000 square feet of office space. The Company has signed a 15-year lease, with two five-year options to extend, which commenced January 15, 1989 for this space. In Concord, Massachusetts, the Company leases approximately 45,000 square feet of office space under a ten year lease which commenced July, 1989. In Grand Rapids, Michigan, the Company owns, subject to a mortgage, a 62,000 square foot facility housing office space and an analytical laboratory. The Company has sublet the laboratory space. The Company leases an additional 28,800 square feet of office space in Grand Rapids. All other office locations are leased, primarily under three to five year lease agreements.

ITEM 3.   LEGAL PROCEEDINGS

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

          (3) Various property owners, merchants, residents, and tenants located on Hollywood Boulevard in Los Angeles, California have filed on April 28, 1985 a multi-count civil action in Superior Court for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority and approximately 50 contractors associated with the Metro Rail project, including the Company. The legal action seeks unspecified damages and other judicial relief for damages arising out of the construction of the Metro Rail red line along Hollywood Boulevard. Given the recent commencement of this action, the Company believes it is premature to venture any reasonable evaluation of the outcome of this matter or reasonable estimate of damages. The Company intends, however, to vigorously dispute any claim of liability against it.

     Because the three cases are at an early stage in the legal process, the ultimate outcome or the range of costs, if any, cannot be determined at this time.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Security Holders during the fourth quarter of fiscal 1995.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the paragraphs under the captions "Stock Information", "Dividend Policy", and "Holders of Stock" on page 22 of the Company's Annual Report to Stockholders for fiscal year August 25, 1995 ("Annual Report"), which are incorporated herein by reference.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Reference is made to the Selected Consolidated Financial Data (for the five years ended August 25, 1995) set forth on page 1 of the Annual Report and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 2, 3, 4 and 5 of the Annual Report and incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The report of Ernst & Young LLP, Independent Auditors, the Consolidated Statements of Income for the years ended August 25, 1995, August 26, 1994, and August 27, 1993; Consolidated Balance Sheets as of August 25, 1995 and August 26, 1994; Consolidated Statements of Stockholders' Equity and of Cash Flows for the years ended August 25, 1995, August 26, 1994, and August 27, 1993; and Notes to Consolidated Financial Statements set forth on pages 6 through 21 of the Annual Report, are incorporated by reference herein.

     (b) Quarterly Results of Operations (Unaudited) are set forth on page 22 of the Annual Report, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were none.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The sections entitled "Election of Directors" and "Executive Officers and Significant Employees of Earth Technology" in the registrants definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of the Stockholders of the Company (the "proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation" and "Management of Earth Technology" in the registrant's Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section entitled "Security Ownership" in the registrant's Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions that are required to be disclosed under
Item 404 of Regulation S-K.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  Financial Statements, Schedules and Exhibits

          I. FINANCIAL STATEMENTS INCORPORATED HEREIN BY REFERENCE TO THE COMPANY'S ANNUAL REPORT.

     Except for the following which are specifically incorporated by this reference, the Company's Annual Report to stockholders is not deemed to be filed with the Securities and Exchange Commission.

          (i)   Report of Ernst & Young LLP, Independent Auditors;

          (ii) Consolidated Statements of Income for the years ended August 25, 1995, August 26, 1994 and August 27, 1993.

          (iii) Consolidated Balance Sheets, as of August 25, 1995 and August 26, 1994.

          (iv) Consolidated Statements of Stockholders' Equity for the years ended August 25, 1995, August 26, 1994, and August 27, 1993.

          (v) Consolidated Statements of Cash Flows for the years ended August 25, 1995, August 26, 1994, and August 27, 1993.

          (vi)   Notes to Consolidated Financial Statements.


          II.  SCHEDULES

     Schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

               III. EXHIBITS

          The following exhibits are filed as part of this report.

Exhibit
Number                   Description
------                   -----------
2.1 Agreement and Plan of Merger, dated as of February 7, 1994 by and among The Earth Technology Corporation (USA), ET-Sub, Inc. and Summit Environmental Group, Inc.(5)

2.2 Agreement and Plan of Merger, dated as of October 24, 1994, by and among The Earth Technology Corporation (USA), ET-Sub. II, Inc. and HazWaste Industries, Inc. (6)

3.1       Restated Certificate of Incorporation of the Registrant.(5)

3.2       Bylaws of the Registrant.(1)

4.1 Registration Rights Agreement dated as of February 7, 1994 between certain shareholders and the Registrant.(5)

4.2 Registration Rights Agreement dated as of October 24, 1994 between certain shareholders and the Registrant.(6)

10.1 Restated Employment Agreement dated as of February 15, 1988, between Robert A. Colonna and the Registrant.(2)

10.2 Amendment to Restated Employment Agreement dated as of June 10, 1992, between Robert A. Colonna and the Registrant.(4)

10.3 Employment Agreement dated as of May 15, 1992, between Charles S. Alpert and the Registrant.(4)

10.4 Employment Agreement dated as of May 15, 1992 between Diane C. Creel and the Registrant.(4)

10.5 Amendment to Employment Agreement dated as of March 2, 1994 between Diane C. Creel and the Registrant.(5)

10.6 Employment Agreement dated as of May 15, 1992, between Creighton K. Early and the Registrant.(4)

10.8 Employment Agreement dated as of May 15, 1992 between Steve Scott and the Registrant.(4)

10.9 Employment Agreement dated as of May 23, 1994, between Theodore A. Barten and the Registrant.(7)

10.10 Employment Agreement dated as of May 23, 1994, between William J. Cretens and the Registrant.(7)

10.11     The Earth Technology Corporation (USA) 1987 Stock Plan.(2)

10.11.1   Amendment to the Earth Technology Corporation (USA) 1987 Stock
          Plan.(5)

10.12 Commercial lease dated as of August 23, 1988, between IDM Properties Corporation and a subsidiary of Registrant.(2)

10.13 The Earth Technology Corporation (USA) Director Option Plan, as amended and restated.(5)

10.14 Agreement dated as of May 24, 1994, between Bank of America-Illinois (formerly Continental Bank) and the Registrant.(7)

10.15     The Earth Technology Corporation (USA) annual bonus program.(4)

10.16     The Earth Technology Corporation (USA) 1994 Employee Stock Purchase
          Plan.(5)

10.17 Amendment dated February 23, 1995 to the Credit Agreement dated as of May 24, 1994 between Bank of America-Illinois and the Registrant.(7)

11.1      Statement RE: Computation of per share earnings.(7)

13.1 Registrant's Annual Report to Stockholders for fiscal year ended August 26, 1994.(7)

22.1      List of Subsidiaries of the Registrant.(7)

23.1      Consent of Ernst & Young LLP, Independent Auditors.(7)

23.2      Consent of Ernst & Young LLP, Independent Auditors.(7)

25.1      Power of Attorney.(7)

--------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement, as amended, on Form S-1 (File No. 33-16098) and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1988 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1989 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1992 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement as amended, on Form S-4 (File No. 33-77462) and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement as amended, on Form S-4 (File No. 33-86364) and incorporated herein by reference.

(7)       Exhibits included herein.


     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter ended August 25, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE EARTH TECHNOLOGY CORPORATION (USA)

               By        DIANE C. CREEL
                  ----------------------------------
                         Diane C. Creel
               Chief Executive Officer and Director

               Date:     November 22, 1995
                    --------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                     Title                            Date
      ----                     -----                            ----

  DIANE C. CREEL         Chairwoman of the Board of         November 22, 1995
------------------------ Directors, Chief Executive
  Diane C. Creel         Officer, and President


  CREIGHTON K. EARLY     Executive Vice President,          November, 22, 1995
------------------------ Chief Financial
  Creighton K. Early     Officer, (Principal Financial
                         and Accounting Officer),
                         and Director


  CHARLES D. APPLEQUIST  Director                           November 22, 1995
------------------------
  Charles D. Applequist


  JAMES E. CLARK         Director                           November 22, 1995
------------------------
  James E. Clark


  RICHARD J. HECKMANN    Director                           November 22, 1995
------------------------
  Richard J. Heckmann


  LARRY J. LAWRENCE      Director                           November 22, 1995
------------------------
  Larry J. Lawrence


  MARTHA L. ROBINSON     Director                           November 22, 1995
------------------------
  Martha L. Robinson


  WARD W. JOHNSON        Director                           November 22, 1995
------------------------
  Ward W. Johnson


  RICHARD H. GUILFORD    Director                           November 22, 1995
------------------------
  Richard H. Guilford

                     THE EARTH TECHNOLOGY CORPORATION (USA)
                                INDEX TO EXHIBITS


Exhibit
Number      Description
------      -----------
2.1 Agreement and Plan of Merger dated as of February 7, 1994 by and among The Earth Technology Corporation (USA), ET-Sub, Inc. and Summit Environmental Group, Inc.(5)

2.2 Agreement and Plan of Merger, dated as of October 24, 1994, by and among The Earth Technology Corporation (USA), ET-Sub. II, Inc. and HazWaste Industries, Inc. (6)

3.1       Restated Certificate of Incorporation of the Registrant.(5)

3.2       Bylaws of the Registrant.(1)

4.1 Registration Rights Agreement dated as of February 7, 1994 between certain shareholders and the Registrant.(5)

4.2 Registration Rights Agreement dated as of October 24, 1994 between certain shareholders and the Registrant.(6)

10.1 Restated Employment Agreement dated as of February 15, 1988, between Robert A. Colonna and the Registrant.(2)

10.2 Amendment to Restated Employment Agreement dated as of June 10, 1992, between Robert A. Colonna and the Registrant.(4)

10.3 Employment Agreement dated as of May 15, 1992, between Charles S. Alpert and the Registrant.(4)

10.4 Employment Agreement dated as of May 15, 1992, between Diane C. Creel and the Registrant.(4)

10.5 Amendment to Employment Agreement dated as of March 2, 1994, between Diane C. Creel and the Registrant.(5)

10.6 Employment Agreement dated as of May 15, 1992, between Creighton K. Early and the Registrant.(4)

10.8 Employment Agreement dated as of May 15, 1992, between Steve Scott and the Registrant.(4)

10.9 Employment Agreement dated as of May 23, 1994, between Theodore A. Barten and the Registrant.(5)

10.10 Employment Agreement dated as of May 23, 1994, between William J. Cretens and the Registrant.(5)

10.11     The Earth Technology Corporation (USA) 1987 Stock Plan.(2)

10.11.1   Amendment to the Earth Technology Corporation (USA) 1987 Stock
          Plan.(5)

10.12 Commercial lease dated as of August 23, 1988, between IDM Properties Corporation and a subsidiary of Registrant.(2)

10.13     The Earth Technology Corporation (USA) Director Option Plan.(3)

10.14 Agreement dated as of May 24, 1994, between Bank of America-Illinois (formerly Continental Bank) and the Registrant.(5)

10.15     The Earth Technology Corporation (USA) annual bonus program.(4)

10.16     The Earth Technology Corporation (USA) 1994 Employee Stock Purchase
          Plan.(5)

10.17 Amendment dated February 23, 1995 to the Credit Agreement dated as of May 24, 1994 between Bank of America-Illinois and the Registrant.(7)

11.1      Statement RE: Computation of per share earnings.(7)

13.1 Registrant's Annual Report to Stockholders for fiscal year ended August 25, 1995.(7)

22.1      List of Subsidiaries of the Registrant.(7)

23.1      Consent of Ernst & Young LLP, Independent Auditors.(7)

23.2      Consent of Ernst & Young LLP, Independent Auditors.(7)

25.1      Power of Attorney.(7)

________________
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement, as amended, on Form S-1 (File No. 33-16098) and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1988 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1989 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report Form 10K for fiscal year 1992 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement, as amended, on Form S-4 (File No. 33-77462) and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement as amended, on Form S-4 (File No. 33-86364) and incorporated herein by reference.

(7)       Exhibits included herein.