Form 10-K/A
period 1995-08-25
EARTH TECHNOLOGY CORP USA
filed 1995-12-21
CIK 819541

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                For the transition period from
                                               ----------
                                          to
                                             ----------

                Commission File Number   33-16098
                                       ------------

                     THE EARTH TECHNOLOGY CORPORATION (USA)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                            33-0244112
--------------------------------        --------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

100 West Broadway, Suite 5000
Long Beach, California                     90802
--------------------------------        --------------------------------
(Address of principal                   (Zip Code)
executive offices)

Registrant's tel. number, including area code:    (310) 495-4449
                                                --------------------

The purpose of this amendment is to amend the following items of The Earth Technology Corporation (USA) Annual Report on Form 10-K for the fiscal year ended August 15, 1995:

    Part III

        Item 10-    Directors and Executive Officers of the Registrant
        Item 11-    Executive Compensation
        Item 12-    Security Ownership of Certain Beneficial Owners and
                    Management
        Item 13-    Certain Relationships and Related Transactions

    Part IV

        Item 14-    Exhibits, Financial Statements Schedules and Reports
                    on Form 8-K
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Recent Developments


    T1 Acquisition Corp. (the "Purchaser"), a Delaware corporation and a wholly owned subsidiary of Tyco International Ltd. ("Tyco"), a Massachusetts corporation, has made a tender offer that is disclosed in a Tender Offer Statement on Schedule 14D-1 (the "Schedule 14D-1"), dated December 13,
1995, to purchase all outstanding shares of common stock, par value $.01 per share (the "Shares") of the Registrant at $8.00 per Share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase"), dated December 13, 1995, and the related Letter of Transmittal (which together constitute the "Offer").

    The Offer is being made by the Purchaser pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 8, 1995, by and among Tyco, the Purchaser and the Registrant. The Merger Agreement provides, among other things, that as soon as practicable following the consummation of the Offer, upon the terms and subject to the conditions contained therein, the Purchaser will be merged with and into the Registrant (the "Merger"), with the Registrant being the surviving entity.

    Pursuant to the Merger Agreement and promptly upon the purchase of the Shares pursuant to the Offer, Tyco will be entitled to designate such number of directors (the "Tyco Designees"), rounded up to the next whole number, on the Board of Directors of the Registrant (the "Board of Directors") as will give Tyco, subject to compliance with Section 14(f) of the Securities Exchange Act, as amended (the "Exchange Act"), representation on the Board of Directors equal to the product of (a) the total number of directors on the Board of Directors and (b) the percentage that the number of Shares purchased by Tyco bears to the number of Shares outstanding and the Registrant shall, upon request by Tyco, promptly increase the size of the Board of Directors and/or exercise its reasonable best efforts to secure the resignations of such number of directors as is necessary to enable the Tyco Designees to be elected to the Board of Directors and shall cause Tyco's Designeees to be so elected. Prior to the Effective Time (as defined in the Merger Agreement), the Registrant and Tyco shall use all reasonable efforts to ensure that the Board of Directors of the Registrant at all times includes at least three directors who were directors on the date of the Merger Agreement or persons designated by such directors and neither were designated by Tyco nor are employees of the Registrant.

    Tyco has informed the Registrant that it will select the Tyco Designees from the directors and executive officers listed in Annex I to the Offer to Purchase, a copy of which is filed herewith as Exhibit 99.1. Tyco has also informed the Registrant that each of the directors and executive officers listed in Annex I to the Offer to Purchase has consented to act as a director, if so designated. The information on such Annex I is incorporated herein by reference. It is expected that none of the Tyco Designees will receive any compensation for services performed in his or her capacity as a director of the Registrant.


Directors of the Registrant

    The names of the current directors, their ages as of December 1, 1995, all positions and offices held with the Registrant, and their business experience during the last five years are set forth below. There are no family relationships among any of the directors or executive officers of the Registrant except as indicated below. As indicated above, some of the current directors may resign effective immediately following the purchase of Shares by the Purchaser pursuant to the Offer.

    The Registrant's certificate of incorporation ("Certificate of Incorporation") was amended in May 1994 to create a classified Board of Directors composed of three classes. Subsequent to their initial election following the amendment to the Registrant's Certificate of Incorporation, each class of directors is subject to election every third year and will serve a three-year term. Each director will serve until his or her respective successor is duly elected and qualified.

  Class I Directors For Term Expiring in 1998:

    James E. Clark, 66, was elected as a director in 1993. Mr. Clark is a former President of Western Operations for Prudential Insurance from 1978 to June 1990. In June 1990, he became a consultant to and is a director of Prudential Real Estate Affiliates, which is engaged in residential real estate sales. Mr. Clark is also a director of United States Filter Corporation, Managed Health Network, Inc. and Business Connection, Inc.

    Martha T. Robinson, 40, was elected as a director in 1994. Ms. Robinson is a Vice President of Prudential Equity Investors, Inc., where she has been an officer since 1986. Prudential Equity Investors, Inc., a venture capital and buyout firm, is the general partner of Prudential Venture Partners II.

  Class II Directors For Term Expiring in 1996:

    Charles D. Applequist, 61, was elected as a director in 1981. Mr. Applequist is a Vice President of Minnesota Gas Company, Inc. Since 1959, Mr. Applequist has served Minnesota Gas Company as an engineer and in a number of managerial functions.

    Creighton K. Early, 42, was elected as a director in 1993. Mr. Early has been the Chief Financial Officer of the Registrant since June 1989. In October 1994, he was also appointed Executive Vice President. From April 1988 to
June 1989, Mr. Early was the President and Chief Operating Officer of BCL Associates, Inc., which was acquired by the Registrant in June 1989.

    Ward W. Johnson, 63, was elected as a director in 1995. Mr. Johnson is a former director of HazWaste Industries Incorporated ("HazWaste"), a subsidiary acquired by the Registrant in February 1995. Since its founding in 1987, Mr. Johnson served as Chairman of HazWaste's Audit Committee and served as Chairman of its Compensation Committee. From 1971 to 1987, Mr. Johnson was associated with Bralley-Willett Tank Lines, Inc., where he held several executive positions, including Chairman and President, and was the majority stockholder. From 1955 to 1971, Mr. Johnson held engineering and management positions with Exxon Corporation. Mr. Johnson presently also serves on the advisory board of the Jefferson Bank in Richmond, Virginia.

    Larry T. Lawrence, 53, was elected as a director in 1994. Mr. Lawrence served as Chairman of the Board of Directors of Summit Environmental Group, Inc., now a subsidiary of the Registrant, between July 1988 and May 1994. Mr. Lawrence is the Managing General Partner of Lawrence Venture Partners, which is the general partner of Lawrence, Tyrrell, Ortale & Smith, a private equity fund established in 1985, and of Lawrence, Tyrrell, Ortale & Smith II, L.P., a private equity investment fund established in 1990. Mr. Lawrence also serves as a director of Autotote Corporation, Immuno Med Corporation, Longview Development, Inc. and Globe Tax Services Incorporated.

  Class III Directors For Term Expiring in 1997:

    Diane C. Creel, 47, was elected as a director in 1985. Ms. Creel has been Chairwoman of the Board of Directors since March 1993, Chief Executive Officer since January 1993 and President since September 1988. Ms. Creel also serves as a director of Glendale Federal Bank, Inc. and Teledyne Inc.

    Richard H. Guilford, 67, was elected as a director in 1995. Mr. Guilford is a former founder of HazWaste. Prior to the acquisition, Mr. Guilford served as Chairman and Treasurer since HazWaste's founding in 1987. Mr. Guilford was also President and Chief Executive Officer of HazWaste. From 1978 to 1987, Mr. Guilford was President of Corporate & Financial Management, Ltd., a management consulting firm operating in Virginia, Florida and Georgia. From 1956 to 1976, Mr. Guilford was associated with Fidelity Corporation, a large publicly held diversified financial holding company where he served in many executive positions, the last being as president of several subsidiary companies as well as Executive Vice President/Chief Operating Officer and Director of the parent corporation.

    Richard J. Heckmann, 52, was elected as a director in 1993. Mr. Heckmann is Chairman of the board of directors, President and Chief Executive Officer of United States Filter Corporation. Mr. Heckmann was a Senior Vice President at Prudential Bache Securities in Rancho Mirage, California from January 1982 to August 1990. Mr. Heckmann is also a director of Smith Sport Optics, United Waste, Inc. and Air-Cure Environmental, Inc.

Executive Officers and Significant Employees of the Registrant

    The names of the current executive officers and key employees, their ages as of December 1, 1995, all positions and offices held with the Registrant, and their business experience during the last five years are set forth below. There are no family relationships among any of the directors or executive officers. Except as indicated below, officers are appointed to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

                                                    POSITION AND BUSINESS EXPERIENCE
NAME                                 AGE                 DURING PAST FIVE YEARS
----------------------------------   ---   ---------------------------------------------------
Diane C. Creel....................   47    Chief Executive Officer, President and Chairwoman.
Creighton K. Early................   42    Chief Financial Officer, Executive Vice-President
                                           and Director.
Theodore A. Barten................   44    Executive Vice-President Commercial, Earth Tech
                                           Consulting Engineering. Mr. Barten was appointed
                                           President of WW Engineering & Science Inc., a
                                           wholly owned subsidiary of the Registrant, in March
                                           1994.
Robert A. Colonna.................   58    Executive Vice President Government, Earth Tech
                                           Consulting Engineering. In April 1990, Mr. Colonna
                                           was appointed Senior Vice President--Government
                                           Services Division (Eastern). In November 1993, Mr.
                                           Colonna was appointed Senior Vice President--
                                           Government Operations.
Elizabeth R. Holbrook.............   44    Chief Marketing Officer. Prior to rejoining the
                                           Registrant, Dr. Holbrook was the Chief Marketing
                                           Officer for Advanced Sciences, Inc. from November
                                           1990 to December 1992.

                                                    POSITION AND BUSINESS EXPERIENCE
NAME                                 AGE                 DURING PAST FIVE YEARS
----------------------------------   ---   ---------------------------------------------------
Charles S. Alpert.................   49    General Counsel and Corporate Secretary.
Carole L. Collins.................   49    Corporate Vice President. In April 1989, Ms.
                                           Collins was appointed Corporate Director of Human
                                           Resources.
Steven L. Scott...................   46    Corporate Vice President. In May 1990, Mr. Scott
                                           was appointed Senior Vice President, Government
                                           Services Division (Western). In November 1993, Mr.
                                           Scott became the Senior Vice President--Government
                                           Logistics.
William J. Cretens................   41    President Earth Tech Operation Services. Since
                                           1982, Mr. Cretens served as President of WW
                                           Operation Services, a division of WW Engineering &
                                           Sciences Inc., a wholly owned subsidiary of the
                                           Registrant and the predecessor to Earth Tech
                                           Operations Services.
Patricia E. Montgomery............   59    Assistant Corporate Secretary. Ms. Montgomery was
                                           appointed Corporate Secretary of the Registrant in
                                           October 1986.

Section 16 Compliance

    Section 16 (a) of the Exchange Act requires the Registrant's executive officers and directors and persons who beneficially own more than ten percent of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than ten-percent stockholders are required by regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the Registrant's fiscal year ended August 25, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table provides information for the fiscal years ended August 25, 1995, August 26, 1994 and August 27, 1993, regarding the compensation paid by the Registrant and its subsidiaries to the Chief Executive Officer and the four other most highly compensated officers and other significant employees serving as of August 25, 1995 ("Named Executive Officers").

                                                          LONG-TERM COMPENSATION
                                                         -------------------------
                                                                  AWARDS
                                          ANNUAL         -------------------------
                                       COMPENSATION      RESTRICTED    SECURITIES
                                     -----------------     STOCK       UNDERLYING       ALL OTHER
NAME & PRINCIPAL                     SALARY     BONUS      AWARDS     OPTIONS/SARS   COMPENSATION(1)
POSITION                      YEAR     ($)       ($)         ($)          (#)              ($)
----------------------------  ----   -------   -------   ----------   ------------   ---------------
Diane C. Creel..............  1995   204,750    25,200      --           --              $ 4,845
  President and Chief         1994   199,735    69,225      --           38,000            7,357
  Executive Officer           1993   161,360   128,400(2)    --          --                6,671
Robert A. Colonna...........  1995   154,768    63,200      --           10,000          $ 4,676
  Executive Vice President    1994   154,079    48,720      --            3,000            5,345
  Government                  1993   139,874    53,800      --           --                5,388
Elizabeth R. Holbrook.......  1995   161,753    36,000      --           10,000          $ 3,871
  Chief Marketing Officer     1994   156,253    76,000    $ 90,000(5)    --                4,050
                              1993    87,450(3) 121,000(4)    42,500(5)    --              2,405
Theodore A. Barten..........  1995   169,000    15,500      --           --              --
  Executive Vice President    1994   162,707    25,000      --           --              --
  Commercial                  1993     --        --         --           --              --
Creighton K. Early..........  1995   149,767    15,300      --           --              $ 4,672
  Chief Financial Officer     1994   147,134    45,010      --           25,000            5,023
                              1993   117,479   112,400(2)    --          --                4,832

------------
(1) Amounts consist of Registrant contributions under its 401(k) Retirement Savings Plan.

(2) Bonus amounts in fiscal 1993 for Ms. Creel and Mr. Early include a one-time turnaround bonus award of $67,900 each.

(3) Represents salary since commencement of employment on December 28, 1992.

(4) Includes $50,000 awarded upon commencement of employment.

(5) Represents a grant of 10,000 Shares of restricted stock upon commencement of employment on December 28, 1992 and an additional grant of 10,000 Shares on December 28, 1993. The aggregate fair market value of such Shares as of August 25, 1995, was $95,000. The Shares vest fifty percent on the first anniversary of the date of the grant, thirty percent on the second anniversary of the date of the grant, and twenty percent on the third anniversary of the date of the grant. Assuming an Offer price of $8.00 per Share, the aggregate value of such Shares of restricted stock is $160,000. The Registrant does not pay dividends on restricted stock.

Stock Option Grants

    The following table sets forth information regarding individual grants of options to purchase the Shares made to the Named Executive Officers during the fiscal year ended August 25, 1995. The Registrant does not have a program to grant stock appreciation rights.

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS                                   POTENTIAL
                          -------------------------------------------------------------          REALIZABLE VALUE
                                             PERCENT
                            NUMBER OF       % OF TOTAL                                       AT ASSUMED ANNUAL RATES
                            SECURITIES      OPTIONS/SARs                                   OF STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO      EXERCISE                            FOR OPTION TERM(2)
                           OPTIONS/SARs      EMPLOYEES       OF BASE                       ----------------------------
                             GRANTED            IN            PRICE        EXPIRATION          5%               10%
NAME                          (#)(1)        FISCAL YEAR     ($/SHARE)         DATE             ($)              ($)
-----------------------   --------------    -----------    -----------    -------------    -----------      -----------
Diane C. Creel.........      --               --              --              --              --               --
Robert A. Colonna......     10,000             4.5             10.75        10/11/04          67,606          171,327
Elizabeth R.
Holbrook...............     10,000             4.5             10.75        10/11/04          67,606          171,327
Theodore A. Barten.....      --               --              --              --              --               --
Creighton K. Early.....      --               --              --              --              --               --

------------

(1) Options are granted with an exercise price equal to 100% of the market price of the underlying Shares on the date of grant and vest at the rate of 20%, 30% and 50% per year beginning one year from the date of grant.

(2) These amounts represent certain assumed rates of stock price appreciation in accordance with Commission rules. The actual value, if any, that an executive officer may realize is dependent upon the future performance of the Shares and continued employment through the vesting period.

Stock Option Exercises and Year End Values

    The following table sets forth certain information regarding the number of unexercised options and the value of in-the-money unexercised options held by the Named Executive Officers as of August 25, 1995. The values of unexercised in-the-money stock options shown below are the aggregate differences between the market price of the Shares on August 25, 1995, and the exercise price of the options. The actual amount, if any, realized upon exercise of stock options will equal the excess, if any, of the market price of the Shares over the exercise price per Share of such stock options at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in this table will be realized.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES
                                                            NUMBER OF SECURITIES UNDERLYING  VALUE OF UNEXERCISED IN-THE-
                                SHARES                          UNEXERCISED OPTIONS/SARs     MONEY OPTIONS/SARS AT FISCAL
                             ACQUIRED ON         VALUE          AT FISCAL YEAR END (#)              YEAR END($)(1)
NAME                         EXERCISE(#)      REALIZED($)     EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-------------------------   --------------    -----------    ----------------------------    ----------------------------
Diane C. Creel...........      --               --              27,600          30,400          25,000           --
Robert A. Colonna........      --               --               8,600          12,400          10,000
Elizabeth R. Holbrook....      --               --              --              10,000          --               --
Theodore A. Barten.......      --               --              16,451          11,411          --               --
Creighton K. Early.......      --               --              30,000          20,000          25,000           --

------------

(1) Based upon the closing price of the Shares on August 25, 1995 of $4.75.

Compensation of Directors

    Each director who is not an employee of the Registrant receives stock options in lieu of 100% of the fees otherwise payable for service as a director. Options are granted quarterly on the last day of the Registrant's fiscal quarter. The number of options granted each quarter is equal to the quarterly director fee of $3,750 divided by 75% of the market price of the Shares as of the last day of each fiscal quarter. The exercise price of such options is equal to 25% of the market price of the Shares as of the last day of the Registrant's fiscal quarter. Options become exercisable on the first day of the calendar year following the date of grant, provided that any options will become immediately exercisable upon the termination of the service of the director holding the option. Options terminate upon the expiration of ten years from the date of grant but are not otherwise subject to forfeiture.

Employment Agreements and Change-In-Control Arrangements

    Employment Agreements. The Registrant has entered into executive employment agreements with each of its executive officers, the terms of which are summarized under the caption "EXECUTIVE COMPENSATION--Employment Agreements" at pages 121 through 122 of the Registrant's Proxy Statement, dated January 19, 1995, for its Annual Meeting of Stockholders, which was held on February 23, 1995 (the "1995 Proxy Statement"). A copy of the pertinent pages of the 1995 Proxy Statement is filed herewith as Exhibit 99.2 and is incorporated herein by reference. Since the date of the 1995 Proxy Statement, Richard R. Pannell entered into an Agreement for Separation of Employment, dated May 9, 1995, and is no longer employed by the Registrant.

    Following the Merger, the Purchaser intends to provide certain additional or substitute compensation arrangements for the executive officers and certain other officers of the Registrant. As disclosed in the Offer to purchase, in addition to the substitute stock options, Tyco intends to provide key executives at the Registrant with incentive arrangements that may under certain circumstances provide higher compensation than that previously provided by the Registrant and would also provide additional new stock options for selected Registrant executives. Consistent with plans generally provided for Tyco executives, the value of these incentives would be based primarily on the future earnings and cash flow of the Registrant. Tyco also anticipates authorizing increased salaries for selected Registrant executives to reflect their continued importance to the organization. It is expected that Diane C. Creel and Creighton K. Early, each of whom is an executive officer and a director of the Registrant, and Charles S. Alpert, who is an executive officer of the Registrant, would receive the benefit of the foregoing arrangements. Tyco also anticipates providing Ms. Creel with an incentive should she remain as Chief Executive Officer of the Registrant for the three year period after the Effective Date.

     Stock Option Plans. The Registrant has adopted a plan that provides for the granting of nonqualified stock options, performance stock options and restricted stock to certain employees of the Company, including the executive officers, which plan is summarized under the caption "AMENDMENT TO THE EARTH TECHNOLOGY CORPORATION (USA) 1987 STOCK OPTION PLAN" at pages 126 through 131 of the 1995 Proxy Statement. A copy of the pertinent pages of the 1995 Proxy Statement is filed herewith as Exhibit 99.3 and incorporated herein by reference.

     The Registrant has also adopted a plan that provides for the granting of non-qualified stock options to directors of the Registrant, which plan is summarized under the caption "AMENDMENT TO THE EARTH TECHNOLOGY CORPORATION DIRECTOR OPTION PLAN" at pages 132 through 134 of the 1995 Proxy Statement.
A copy of the pertinent pages of the 1995 Proxy Statement is filed herewith as Exhibit 99.4 and incorporated herein by reference. Upon termination of service as a director, each participant's unvested options will immediately become exercisable.

     Under the terms of the Merger Agreement, all outstanding Registrant options, whether vested or not, will be converted into options to purchase the common stock, par value $.50 per share, of Tyco and all outstanding Registrant warrants and restricted stock will be converted into the right to receive cash, subject in the case of warrants to payment of the exercise price in respect thereof. The Registrant has agreed pursuant to the Merger Agreement that, prior to the Effective Time, it will adopt any amendments to its plans under which any stock options have been granted, will use its reasonable efforts to obtain any such consents of the holders of such stock options and will cause the committees of the Board of Directors that are responsible for the administration of such plans to take such action as shall be necessary to effectuate the provisions of the Merger Agreement with respect to the treatment of stock options. The Registrant shall terminate the 1987 Stock Plan, the Director Option Plan and the Registrant's 1994 Employee Stock Purchase Plan, with respect to any further grants, as of the Effective Time. The Registrant also agreed to give written notice of the Merger to each registered holder of the warrants at least 20 days prior to the Effective Time.


Compensation Committee Interlocks and Insider Participation

    The Compensation Committee for the fiscal year ended August 25, 1995 was comprised of Richard J. Heckmann, James E. Clark and Ward W. Johnson. There were no Compensation Committee interlocks.

    With respect to certain transactions between Mr. Johnson and the Registrant, see "Certain Relationships and Related Transactions" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Ownership of Common Stock by Certain Beneficial Owners, Officers, Directors and Nominees

    The following table contains information as of November 25, 1995 regarding the ownership of the Shares by (i) all persons who, to the knowledge of the Registrant, were the beneficial owners of 5% or more of the outstanding Shares,
(ii) each director and director nominee of the Registrant, (iii) the Chief Executive Officer and the Named Executive Officers whose salary and bonus for the past fiscal year exceeded $100,000 and (iv) all executive officers and directors of the Registrant as a group. Unless otherwise indicated, the mailing address of each individual is The Earth Technology Corporation (USA), 100 West Broadway, Suite 5000, Long Beach, California 90802. Except as otherwise indicated, to the knowledge of the Registrant, all persons listed below have sole voting and investment power with respect to their shares of the Registrant Common Stock.

            OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS,
                        OFFICERS, DIRECTORS AND NOMINEES

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                            AS OF NOVEMBER 25, 1995
                                                                              NUMBER OF
NAME                                                                       SHARES (1)(2)(3)    PERCENT
------------------------------------------------------------------------   ----------------    -------
Martha L. Robinson(4)...................................................         735,245          8.5
Larry J. Lawrence(5)....................................................         460,114          5.3
Ward W. Johnson(7)......................................................         223,490          2.6
Diane C. Creel..........................................................         106,565          1.2
Richard H. Guilford.....................................................          82,399           .9
Richard J. Heckmann.....................................................          81,069           .9
Robert A. Colonna.......................................................          63,385           .7
Charles D. Applequist...................................................          57,873           .7
Creighton K. Early......................................................          45,271           .5
James C. Clark..........................................................          41,344           .5
Elizabeth R. Holbrook...................................................          31,538           .3
Theodore A. Barten......................................................          21,781           .3
All executive officers and directors as a group.........................       2,084,406         24.0
Other 5% or more shareholders(6)........................................         571,583          6.6

------------

(1) Includes 116,989 Shares held by the trustee of the Registrant's Retirement Savings Plan for accounts of participants, including 3,372 Shares held for the benefit of Ms. Creel; 2,328 Shares held for the benefit of Mr. Early; 1,865 Shares held for the benefit of Mr. Colonna; and 138 Shares held for the benefit of Dr. Holbrook.

(2) Includes 14,460 Shares which may be purchased by Mr. Applequist, 11,344 Shares by Mr. Clark, 3,108 shares by Mr. Guilford, 11,066 Shares by Mr. Heckmann, 3,108 Shares by Mr. Johnson, 5,441 shares by Mr. Lawrence and 5,441 Shares by Ms. Robinson, within 60 days of November 25, 1995 upon exercise of outstanding stock options pursuant to the Director Option Plan.

(3) Includes 30,000 Shares which may be purchased by Ms. Creel, 31,500 Shares which may be purchased by Mr. Early, 2,000 Shares which may be purchased by Dr. Holbrook, 11,500 Shares which may be purchased by Mr. Colonna, and 16,474 Shares which may be purchased by Mr. Barten within 60 days after November 25, 1995 upon exercise of outstanding stock options pursuant to the 1987 Stock Plan.

(4) These Shares are held of record by Prudential Venture Partners II. Ms. Robinson is a Vice President of Prudential Equity Investors, Inc., the general partner of Prudential Venture Partners II. Ms. Robinson disclaims beneficial ownership of these shares.

(5) These shares are held of record by Lawrence, Tyrrell, Ortale & Smith, a venture capital firm. Lawrence Venture Partners, of which Mr. Lawrence is the managing general partner, is the general partner of Lawrence, Tyrrell, Ortale & Smith. Mr. Lawrence disclaims any beneficial ownership of these shares.

(6) These Shares are held by Atlantic Venture Partners, 300 Knollwood Street, Suite 600, Winston Salem, North Carolina, 27103.

(7) Includes 32,000 Shares gifted to family members as to which Mr. Johnson disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Ward W. Johnson loaned Environmental Technology of North America, Inc., a wholly-owned subsidiary of HazWaste, $140,000, which is evidenced by a promissory note, dated September 15, 1992. The proceeds of the loan were used to purchase certain heavy construction equipment and the loan is secured by such equipment. The promissory note bears interest at the rate of 12% per annum and is payable in thirty-six monthly installments.

                                  Part IV

Item 14.       Exhibits, Financial Statements Schedules, and Reports on
               Form 8-K.

               The following exhibits are filed as part of this report:

               Exhibit
               Number         Description
               ------         -----------

                2.3 Agreement and Plan of Merger, dated as of December 8, 1995, among Tyco International Ltd., T1 Acquisition Corp. and The Earth Technology Corporation (USA). (1)

               99.1 Schedule I to the Offer to Purchase, dated December 13, 1995. (2)

               99.2 Pages 121 through 122 of the 1995 Proxy Statement relating to executive employment agreements. (1)

               99.3 Pages 126 through 131 of the 1995 Proxy Statement relating to The Earth Technology Corporation (USA) 1987 Stock Plan. (1)

               99.4 Pages 132 through 134 of the 1995 Proxy Statement relating to The Earth Technology Corporation (USA) 1991 Director Option Plan. (1)





















________________________
(1) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Solicitation/Recommendation Statement on Schedule 14D-9
(File No. 005 - 39371) and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Tyco International Ltd. and T1 Acquisition Corp.'s Tender Offer Statement on Schedule 14D-1 (File No. 005-39371) and incorporated herein by reference.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 20, 1995               THE EARTH TECHNOLOGY
                                        CORPORATION (USA)




                                        By /s/ DIANE C. CREEL
                                        __________________________

                                        Diane C. Creel, Chairwoman,
                                             Chief Executive Officer
                                                  and President