Form 10-Q
period 1995-11-24
EARTH TECHNOLOGY CORP USA
filed 1996-01-08
CIK 819541

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933

          For the quarterly period ended November 24, 1995

                                       or

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1933

          For the transition period from
                                        -------------------------

                                    to
                                      ---------------------------

                                Commission File
                                Number 33-16098

                             ---------------------


                     THE EARTH TECHNOLOGY CORPORATION (USA)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  33-0244112
 ----------------------------------                  -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   100 West Broadway, Suite 5000
      Long Beach, California                              90802-5785
 ----------------------------------                  -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's tel. number, including area code:        (310) 495-4449
                                                    --------------------

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

Number of shares of common stock, $.10 par value, issued and outstanding as of January 5, 1996 -- 8,775,077.

===============================================================================

                                      INDEX

                                                                            PAGE

Part I - Financial Information

               Item 1.   Financial Statements:

                         Consolidated Balance Sheets -
                         November 24, 1995 (unaudited), and
                         August 25, 1995 (audited) . . . . . . . . . . . .    1

                         Consolidated Statements of Operations
                         Three Months Ended November 24, 1995
                         (unaudited), and November 25, 1994
                         (unaudited) . . . . . . . . . . . . . . . . . . .    3

                         Consolidated Statements of Cash Flow
                         Three Months Ended November 24, 1995
                         (unaudited), and November 25, 1994
                         (unaudited) . . . . . . . . . . . . . . . . . . .    4

                         Notes to Consolidated Financial Statements
                         (unaudited) . . . . . . . . . . . . . . . . . . .    5

               Item 2.   Management's Discussion and Analysis
                         of Financial Condition and
                         Results of Operations   . . . . . . . . . . . . .   10


Part II - Other Information

               Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .   12

               Item 2.   Changes in Securities . . . . . . . . . . . . . .   12

               Item 3.   Defaults Upon Senior Securities . . . . . . . . .   12

               Item 4.   Submission of Matters to a Vote of  . . . . . . .   12
                         Security Holders

               Item 5.   Other Information . . . . . . . . . . . . . . . .   12

               Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .   12

               Signatures

               Exhibit 11.1 Statement RE: Computation of Per Share Earnings, Three Months Ended November 24, 1995 (unaudited)

                     THE EARTH TECHNOLOGY CORPORATION (USA)
                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Unaudited)-(Note 1)
                                  (In thousands)

CURRENT ASSETS                                                  (Audited)
                                  November 24,                  August 25,
                                     1995                          1995
                                  ------------                -----------
Cash and cash equivalents             $ 1,203                     $ 4,572
Contract receivables (Note 3),
  less allowance for doubtful
  accounts of $2,095 at
  November 24, 1995 and $2,026
  at August 25, 1995                   52,006                      53,172
Notes and other receivable              2,253                       2,224
Prepaid expenses                        1,139                       1,969
Deferred income taxes                   2,835                       2,361
Other current assets                       --                         791
                                     --------                    --------
TOTAL CURRENT ASSETS                   59,436                      65,089


PROPERTY AND EQUIPMENT
Land and Buildings                      6,344                       6,005
Field and laboratory equipment          5,635                       5,925
Office furniture and equipment         16,920                      16,449
Transportation equipment                3,247                       3,243
Equipment under capital leases          1,348                       1,616
Leasehold improvements                  1,389                       1,433
Construction in progress                  816                         642
                                     --------                    --------
  Total                                35,699                      35,313
Less accumulated depreciation and
  amortization                         20,553                      19,871
                                     --------                    --------

Property and equipment, net            15,146                      15,442
Goodwill                               11,851                      11,936
Other assets                            2,902                       2,579
                                     --------                    --------
TOTAL ASSETS                          $89,335                     $95,046
                                     ========                    ========

See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (Unaudited)-(Note 1)
                                 (In thousands)

                                                                 (Audited)
                                   November 24,                  August 25,
                                      1995                          1995
                                    ------------                -----------
CURRENT LIABILITIES
  Accounts payable                   $ 12,373                     $ 14,466
  Billings in excess of revenues        6,815                        6,267
  Accrued payroll and related
    liabilities                         6,166                        7,913
  Other accrued liabilities             1,909                        3,583
  Current portion of long-term debt     1,052                        1,196
                                     --------                     --------
    Total Current Liabilities          28,315                       33,425

Revolving credit agreement             17,550                       18,700
Long-term debt                          4,194                        4,476
Other long-term liabilities             3,717                        3,769
Subordinated debt                      10,000                       10,000
                                     --------                     --------
Total long-term liabilities            35,461                       36,945
                                     --------                     --------
TOTAL LIABILITIES                      63,776                       70,370
                                     --------                     --------

STOCKHOLDERS' EQUITY

  Preferred stock -- $.10 par
    value; 5,000,000 shares
    authorized, none issued
  Common stock - $.10 par
    value, 20,000,000 shares
    authorized; 8,833,520 issued
    and 8,754,531 shares
    outstanding: (8,697,869 at
    August 25, 1995)                      883                          877
  Additional paid-in capital           36,859                       36,613
  Deficit                             (11,897)                     (12,528)
  Less treasury stock 78,989
    shares at November 24, 1995
    (78,989 at August 25, 1995),
    at cost                              (286)                        (286)
                                     --------                     --------
    TOTAL STOCKHOLDERS' EQUITY         25,559                       24,676
                                     --------                     --------
    TOTAL LIABILITIES AND EQUITY     $ 89,335                     $ 95,046
                                     ========                     ========

See Notes to Consolidated Financial Statements.

                        THE EARTH TECHNOLOGY CORPORATION (USA)

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                         (In thousands except per share data)

                                                     THREE MONTHS ENDED
                                               --------------------------------
                                               November 24,        November 25,
                                                  1995                 1994
                                               ------------        ------------
Gross revenues                                   $ 43,855            $ 47,970
  Less direct project costs                       (16,841)            (18,953)
                                                ----------         -----------

Net revenue                                        27,014              29,017

Other costs and expenses:

  Direct labor and related costs                   12,880              13,069
  Indirect expenses                                12,219              12,933
                                                ----------         -----------

  Total operating expenses                         25,099              26,002

Operating income (loss)                             1,915               3,015

Interest and other income                              72                  38
Interest expense                                     (820)               (720)
                                                ----------         -----------

Income from continuing operations
  before income taxes                               1,167               2,333

Provision for income taxes                            478                 928
                                                ----------         -----------

Net income from continuing operations                 689               1,405

Loss from discontinued laboratory
  operations net of income tax benefit                (59)               (133)
                                                ----------         -----------
Dividend requirements on
  preferred stock                                      --                  63
                                                ----------         -----------
Net income applicable to common stock            $    630            $  1,209
                                                ==========         ===========

Net income per share from continuing
  operations                                     $   0.08            $   0.15

Net loss per share from discontinued
  operations                                        (0.01)              (0.01)
                                                ----------         -----------
Net income per share                             $   0.07            $   0.14
                                                ----------         -----------
Weighted average common shares
  outstanding                                       8,876               8,960
                                                ==========         ===========


See Notes to Consolidated Financial Statements.

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                     THREE MONTHS ENDED
                                               --------------------------------
                                               November 24,        November 25,
                                                  1995                 1994
                                               ------------        ------------
Net income                                      $    630           $    1,272
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation/amortization                        1,140                1,365
Provision for losses on contract
  receivables                                         69                   69
  Deferred income taxes                             (474)                (770)

  Change in assets and liabilities:
    Contract receivables                           1,097                 (688)
    Notes, prepaids and other assets               1,269                  650
    Accounts payable                              (2,373)                 621
    Other liabilities                             (2,924)                 788
                                               ---------          -----------
  Cash Provided by (Used in) Operating
    Activities                                    (1,566)               3,307

Proceeds from disposals                              474                   --
Purchase of property and equipment                  (953)              (1,276)
                                               ---------          -----------

    Cash Used in Investing Activities               (479)              (1,276)

Principal payments on debt obligations           (22,125)             (24,204)
Borrowing from debt obligations                   20,550               22,643
Sale/repurchase of common stock, net                 251                  205
Dividends on preferred stock                                              (63)
                                               ---------          -----------

  Net Cash Used in Financing Activities           (1,324)              (1,419)
                                               ---------          -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                (3,369)                 612
Cash and cash equivalents at beginning
  of period                                        4,572                2,803
                                               ---------          -----------
Cash and cash equivalents at end of period      $  1,203           $    3,415
                                               =========          ===========
Interest paid during period                     $    238           $      620
Income taxes paid during period                      410                  974
Capital lease obligations from
  purchase of equipment                              228                   52

                                   -4-

                     THE EARTH TECHNOLOGY CORPORATION (USA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

NOTE 1 - DISCONTINUED OPERATIONS

On August 11, 1995, the Company adopted a plan to sell its remaining laboratory operations and discontinue that line of business. In conjunction with this action, the Company recorded a net after-tax loss of $660,000 relating to the expected loss on the sale of laboratory assets. The company completed the sale of its remaining laboratory operations in November, 1995.

The disposal of the laboratory operations has been accounted for as a discontinued operation and accordingly its operating results are segregated and reported as discontinued operations in the Consolidated Statement of Operations. Prior year financial statements have been reclassified to conform to the current year presentation.

The condensed statements of discontinued operations for the fiscal quarters ended November 24, 1995 and November 25, 1994 are as follows:

(In thousands)                                              1995         1994
------------------------------------------------------------------------------
Sales                                                      $1,143       $3,326
Intercompany sales                                            491          797
Income(loss) before tax                                       (98)        (213)
Income tax (benefit)                                          (39)         (80)
Income (loss)                                                ($59)       ($133)
------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 24, 1995 are not necessarily indicative of the results that may be expected for the year ended August 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in The Earth Technology Corporation (USA) annual report on Form 10-K/A for the fiscal year ended August 25, 1995.

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.

NOTE 3 - CONTRACT RECEIVABLES

Contract receivables consist of the following (in thousands):

                                                     November 24,    August 25,
                                                         1995           1995
                                                     ------------    ----------
U.S. Government:
  Amounts billed                                       $11,912        $11,655
  Unbilled contract costs and fees                       6,041         10,935
  Retentions, due upon completion of contracts           1,836          1,761
                                                     ------------    ----------
    Total U.S. Government                               19,789         24,351

Commercial:
  Amounts billed                                        26,669         26,298
  Unbilled contract costs and fees                       6,761          4,014
  Retentions, due upon completion of contracts             882            535
                                                     ------------    ----------
                                                        34,312         30,847
Less Allowance for doubtful accounts                     2,095          2,026
                                                     ------------    ----------
  Net Commercial                                        32,217         28,821
                                                     ------------    ----------
  Total contract receivables                           $52,006        $53,172
                                                     ============    ==========

Amounts not billable at November 24, 1995, under specific conditions of the applicable contracts, are expected to be billed within one year.

Amounts not paid by customers pursuant to retention provisions in contracts will be due upon completion of the contracts and acceptance by the customer.

NOTE 4 - CREDIT AGREEMENT

In May 1994, the Company entered into a revolving credit agreement with a bank, secured by substantially all of its assets, which provided for borrowing to a maximum of $20 million, subject to a formula based on eligible
accounts receivable.   This agreement replaced a prior revolving credit
agreement. The agreement was amended in February, 1995 to provide a maximum borrowing of $25 million. On June 26, 1995, the agreement was further amended to provide a temporary increase until October 30, 1995, in the advance rate from 75% to 85% of eligible accounts receivable. The revolving line of credit expires May 24, 1997.

The agreement allows for borrowing at a floating interest rate based on the bank's reference rate, or on Eurodollar rates for specified periods of time. A premium of 0% to .5% may apply to the bank's reference rate and a premium of 2.0% to 2.5%
may apply to Eurodollar rates depending on certain cash flow ratios measured at each fiscal quarter end. The Company is currently paying a .25% premium over the bank's reference rate and a 2.25% premium over Eurodollar rates. At November 24, 1995 the company's actual rates are 8.0625% to 8.125%.

The credit agreement places various restrictions on the Company, including certain prohibitions on the payment of dividends and additional borrowing, and provides that specific financial ratios be maintained. The Company was in compliance with all covenants at November 24, 1995.

NOTE 5 - LITIGATION

As a professional services firm engaged in engineering and environmental safety matters, the Company encounters potential claims, including claims for environmental damage, in the normal course of business. The Company practices a vigorous response to such claims including a legal defense when necessary.

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

           (3) In a series of lawsuits, various property owners, merchants, residents, and tenants located on Hollywood Boulevard in Los Angeles, California have filed nearly identical multi-count civil actions in Superior Court for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority and approximately 50 contractors associated with the metro rail project, including the Company. The first lawsuit in the series naming the Company as a defendant was filed on April 28, 1995. These legal actions seek unspecified damages and other judicial relief for damages arising out of the construction of the Metro Rail red line along Hollywood Boulevard. The Company intends to vigorously dispute any claim of liability against it.

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

NOTE 6 - CONTINGENCIES

U.S. Government contracts are subject to government audit. Such audits could lead to inquiries from the government regarding the appropriateness of expenses under the U.S. Government regulations. The management of the Company believes that such inquiries, if any, will not result in material changes to revenues recorded.

NOTE 7 - SPECIAL CHARGES

Special charges have been included in operating expenses in each of fiscal years 1993, 1994, and 1995. A summary of the charges, remaining reserves at November 24, 1995, and the expected period of utilization of the remaining reserves is as follows:

                                                      Remaining      Expected
                                        Amount         Reserves      Period of
Charges                             (In thousands)  (In thousands)  Utilization
-------------------------------------------------------------------------------

1995 - HWI merger costs                $ 4,315         $   20       Fiscal 1996

1994 - Summit merger costs               4,993              0                --
       Minneapolis office
       closure                           1,880            208       Fiscal 1996

1993 - Writedown of goodwill            11,259             --                --
       Administrative consolidation
       writedown of unfavorable                                      Four years
       lease                             3,741          1,587         of lease

NOTE 8 - MERGERS AND ACQUISITIONS

On December 8, 1995, the Company entered into a definitive agreement to acquire Barrett Consulting Group (Barrett). The agreement provides for Barrett to merge with a wholly-owned subsidiary of the Company in a transaction to be accounted for as a purchase. The final purchase price will be determined as a multiple of Barrett's net assets at September 1, 1995, after review by the Company's auditors.

Revenues and earnings for Barrett for its most recent fiscal year and interim periods are:

                                          Audited                 Unaudited
                                    Fiscal Year Ending        Six Months Ending
                                    February 28, 1995         September 1, 1995
                                    ------------------        -----------------
Gross revenues                            $26,424                  $10,187
Operating income                            1,139                      566
Net income                                    547                      275

Current assets                              7,138                    7,370
Other assets                                1,325                      793
Current liabilities                         5,194                    2,171
Other liabilities                             556                    2,649
Shareholders' equity                        2,713                    3,332

On December 11, 1995, the Company entered into a definitive agreement to be acquired by Tyco International Ltd. Under the agreement, a subsidiary of Tyco commenced a tender offer to purchase all of Earth Tech's 8,752,000 shares of common stock for $8 per share in cash, for a total of approximately $70 million. The tender offer will be followed by a merger in which each of the remaining shares of the Company will be exchanged for $8 in cash.

The offer is conditioned on the tender of a majority of the outstanding shares of common stock on a fully-diluted basis, as well as certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

           The Company had cash balances of $1,203,000 at November 24, 1995 compared to $4,572,000 at August 25, 1995. Negative cash flow from operations totaled $1,566,000 for the first three months of fiscal 1996. Capital expenditures for the first three months of fiscal 1996 totaled $953,000 and are expected to total approximately $5,000,000 for the fiscal year, principally for office and field equipment and computers.

           Historically, the primary sources of working capital have been internally-generated funds from operations and bank revolving credit agreements. Acquisitions were financed through the issuance of various subordinated debt instruments, preferred stocks and common stock.

           The Revolving Credit Agreement borrowings are based on eligible accounts receivable to a maximum of $25,000,000. Under the formula the maximum borrowings allowed at November 24, 1995 was $20,570,000. The agreement, signed in May, 1994, amended in February, 1995 and expiring in May, 1997 requires the Company to maintain certain covenants measured on a quarterly basis. The Company was in compliance with all covenants at November 24, 1995. The Company had an outstanding balance at November 24, 1995 of $17,550,000 and at August 25, 1995 of $18,700,000

           Management believes the amounts available under the Company's Revolving Credit Agreement together with the funds generated by operations will be sufficient to meet the Company's anticipated working capital requirements.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FIRST QUARTER COMPARISON FOR THE FISCAL YEARS 1996 AND 1995

           Gross revenues for the first quarter were down 8.6% to $43,855,000 in fiscal year 1996 versus $47,970,000 in 1995. Net revenue decreased 7.0% for the same period to $27,014,000 in fiscal 1996 from $29,017,000 in fiscal 1995. Demand for environmental services remains sluggish as a result of continuing uncertainty in the federal regulatory and budgetary environment and a resulting slackening of enforcement activity. Offsetting this was a 44% increase in revenues for contract operations of water and waste water facilities, and significant increases in engineering services for industrial facilities and municipal infrastructure projects.

           Direct labor and related costs decreased 1.4% over 1995 and were 47.7% of net revenues compared to 45.0% a year ago. The increase as a percent of net revenues was primarily due to reduced disposal and other subcontracted activities in remediation services and the effect of competitive commercial pricing.

           Indirect expenses decreased 5.5% compared to the year earlier quarter, primarily due to savings resulting from the cost reductions implemented in 1995.

           Interest expenses have increased as a result of higher debt levels due primarily to the redemption of $2.5 million of preferred stock for cash in May, 1995 and the Company's negative cash flow from operations.

           Income tax expense of $478,000 for the quarter reflects a tax rate of 41%. In 1995 the tax rate was 40%.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Gross revenues from discontinued operations were down 66% to $1,143,000 from $3,326,000, while net revenues were down 64% from $2,902,000 to $1,035,000.
The first quarter of fiscal year 1995 included results from operations of various laboratories, which were sold in fiscal 1995, accounting for nearly 50% of the gross revenue decrease. The balance of decreased revenues result from reduced levels of demand for certain laboratory services.

The net after-tax losses totaled $59,000 for the first quarter of fiscal 1996 as compared to a net after-tax loss of $133,000 in the same period last year, primarily as a result of lower indirect costs resulting from smaller operations and cost-cutting measures.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               No changes have occurred in pending material litigation. For further discussion, see Note 5 to the Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES

               Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.   OTHER INFORMATION

               The registrant filed Form 10-K/A dated December 20, 1995 and
               Schedule 14D-9, Solicitation/Recommendation Statement pursuant to
               Section 14(d) of the Securities Exchange Act of 1934, on December 13, 1995, regarding the Definitive Acquisition Agreement with Tyco International Ltd.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 11.1 Statement RE: Computation of Per Share Earnings, Three Months Ended November 24, 1995 (unaudited)

               Exhibit 2, Schedule 14D-9, Solicitation Recommendation Statement. Pursuant to Section 14(d) of the Securities and Exchange Act of 1934.

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

                                       The Earth Technology Corporation (USA)
                                       (Registrant)



Date:      January 5, 1996             By:   CHARLES S. ALPERT
                                             ---------------------------------
                                             Charles S. Alpert
                                             Corporate Secretary


Date:      January 5, 1996             By:   CREIGHTON K. EARLY
                                             ---------------------------------
                                             Creighton K. Early
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)